Form 10QSB
period 1999-11-30
AMERICAN GROUP INC/FL
filed 2000-01-19
CIK 1083004

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
      (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1999

                                       OR

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____ to ______

      Commission file number 0-30474

                              American Group, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Florida
        -----------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   88-0326984
                        ---------------------------------
                        (IRS Employer Identification No.)

                10570 Hagen Ranch Road,  Boynton Beach, FL  33437
                -------------------------------------------------
                    (Address of principal executive offices)

                                  888-328-9322
                           ---------------------------
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes (x) No ( ).

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of January 15, 2000 the registrant had issued and outstanding 19,415,000 shares of common stock.

      Transitional Small Business Disclosure Format (check one);

      Yes ( ) No (x)

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

INDEX TO FINANCIAL STATEMENTS
                                                                      Page No.
                                                                      --------
Condensed Consolidated Balance Sheets at
November 30, 1999(unaudited) and
May 31, 1999 (audited)                                                   2

Condensed Consolidated Statements of Operations
for the three and six months ended November 30, 1999
and 1998 (unaudited)                                                     3

Condensed Consolidated Statements of Cash Flow for
the six months ended November 30, 1999
and 1998 (unaudited)                                                     4

Notes to the Condensed Consolidated Financial
Statements (Unaudited)                                                   5

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                                                                      May 31,          November 30,
                                                                                             1999               1999
                                                                                           --------          ------------
                                                                                               *
       Current assets:
           Cash                                                                         $    13,397          $       250
           Accounts receivable, less allowance for doubtful accounts
               of $10,000                                                                    90,102              173,002
           Stock subscription receivable                                                    151,839                    -
           Inventory                                                                         79,009               39,436
           Prepaid expenses                                                                       -                2,070
                                                                                        -----------          -----------
               Total current assets                                                         334,347              214,758

       Property, plant and equipment, net of accumulated
           depreciation of $101,716 and $123,003, respectively                              309,082            1,560,400

       Other assets:
           Note receivable                                                                  967,500                    -
           Interest receivable                                                              101,987                    -
           Equipment deposit                                                                187,500              310,500
           Goodwill, net                                                                          -            3,374,384
           Other                                                                              3,984                3,984
                                                                                        -----------          -----------
                                                                                        $ 1,904,400          $ 5,464,026
                                                                                        ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

       Current liabilities:
           Current portion of notes payable                                             $   199,751          $ 1,244,633
           Current portion of capital lease obligation payable                               75,343               90,649
           Accounts payable and accrued expenses                                            644,769              759,538
                                                                                        -----------          -----------
               Total current liabilities                                                    919,863            2,094,820
                                                                                        -----------          -----------
       Long term liabilities:
           Long term debt less current portion                                               52,689              465,070
           Convertible long term debt                                                             -              600,000
           Long term capital lease obligation less current portion                          107,157               55,114
                                                                                        -----------          -----------
                                                                                            159,846            1,120,184
                                                                                        -----------          -----------
       Stockholders' equity:
           Preferred stock, $.001 par value, 10,000,000 shares authorized;
               862,158 issued and outstanding                                                   862                  862
           Common stock, $.001 par value, 50,000,000 shares authorized,
               18,115,000 and 19,415,000 shares issued and outstanding,
               respectively                                                                  18,115               19,415
           Additional paid-in capital                                                     2,551,716            4,360,416
           Accumulated deficit                                                           (1,746,002)          (2,131,671)
                                                                                        -----------          -----------
               Total stockholders' equity                                                   824,691            2,249,022
                                                                                        -----------          -----------
                                                                                        $ 1,904,400          $ 5,464,026
                                                                                        ===========          ===========
*  condensed from audited financial statements

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the three        For the three          For the six            For the six
                                                     months ended         months ended          months ended            months ended
                                                     November 30,         November 30,          November 30,            November 30,
                                                         1999                 1998                  1999                    1998
                                                     -------------        -------------         ------------            ------------
                                                      (Unaudited)          (Unaudited)           (Unaudited)            (Unaudited)

Revenue                                              $   833,993            $  671,781           $ 1,406,134             $1,292,386
Cost of sales                                            757,767               532,976             1,336,168              1,040,829
                                                     -----------            ----------           -----------             ----------
Gross profit                                              76,226               138,805                69,966                251,557

Selling, general and administrative expenses             269,753               330,824               400,682                476,410
                                                     -----------            ----------           -----------             ----------
Operating loss                                          (193,527)             (192,019)             (330,716)              (224,853)
                                                     -----------            ----------           -----------             ----------
Other income (expenses):
   Interest expense                                      (38,922)              (23,306)              (67,954)               (45,042)
   Interest income                                           351                                      12,895
   Other income                                              102                                         106
                                                     -----------            ----------           -----------             ----------
                                                         (38,469)              (23,306)              (54,953)               (45,042)
                                                     -----------            ----------           -----------             ----------
Net loss                                             $  (231,996)           $ (215,325)          $  (385,669)            $ (269,895)
                                                     ===========            ==========           ===========             ==========
Net loss per share, basic and fully diluted          $     (0.01)           $    (0.35)          $     (0.02)            $    (0.15)
                                                     ===========            ==========           ===========             ==========
Weighted average shares outstanding                   19,215,000               621,667            18,716,648              1,790,714
                                                     ===========            ==========           ===========             ==========

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                      For the six             For the six
                                                                      months ended            months ended
                                                                      November 30,            November 30,
                                                                         1999                    1998
                                                                      ------------            ------------
                                                                      (Unaudited)             (Unaudited)

Cash flows from operating activities:
Net loss                                                             $ (385,669)             $ (269,895)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation                                                       21,287                  37,296
      Issuance of common stock for services                                                       8,000
      Changes in assets and liabilities
        Accounts receivable                                             (82,900)                 36,757
        Other receivables                                               101,987                 (24,933)
        Inventory                                                        19,970                  15,458
        Accounts payable and accrued expenses                           183,149                 115,495
                                                                       --------               ---------
     Net cash provided by (used in) operations                         (142,176)                (81,822)
                                                                       --------               ---------
Cash flows from investing activities:
      Cash used in business acquisition, net of cash acquired          (397,520)
      Deposit on new equipment                                         (123,000)                (75,000)
                                                                       --------               ---------
     Net cash used by investing activities                             (520,520)                (75,000)
                                                                       --------               ---------
Cash flows from financing activities:
       Issuance of notes receivable                                    (110,000)               (344,500)
       Proceeds from notes payable and long term debt                   600,000                 552,000
       Payments on loans payable                                        (52,290)               (767,542)
       Proceeds from sale of common stock                               211,839                 752,120
                                                                       --------               ---------
     Net cash provided by financing activities                          649,549                 192,078
                                                                       --------               ---------
Net increase (decrease) in cash                                         (13,147)                 35,256

Cash at beginning of period                                              13,397                   3,547
                                                                       --------               ---------
Cash at end of period                                                     $ 250                $ 38,803
                                                                       ========               =========
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                             $ 67,954                $ 45,042
                                                                       ========               =========

    Cash paid during the year for taxes                                $     --               $      --
                                                                       ========               =========


Supplemental Disclosure of Non-cash Investing and Financial Activities

     In November 1998 the Company issued 7,500,000 shares of common stock to its President in exchange for $750,000; On May 31, 1999 the Company issued 862,158 shares of preferred stock to an investment banker in exchange for $862,158 of debt and accrued interest; The Company issued 80,000 shares of common stock at $.10 per share (market value) in exchange for professional services rendered to the Company; On August 15, 1999 the Company issued 700,000 shares of common stock in connection with the acquisition of Torland.

                              AMERICAN GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                November 30, 1999


Note 1 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and
Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended November 30, 1999 are not necessarily indicative of the results that may be expected for the year ended May 31, 2000.

     For further information, refer to the consolidated financial statements and footnotes thereto for the year ended May 31, 1999 included in the Company's Form 10-SB 12G as filed with the Securities and Exchange Commission.

Item 2.     Management's Discussion and Analysis or Plan or Operation.

Forward-looking Statement and Information

The Company is including the following cautionary statement in this Form 10-QSB for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to effectuate and successfully operate acquisitions and the ability of the Company to obtain acceptable forms and amounts of financing to fund planned acquisitions.


Introduction

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity capital and commencing profitable operations. While pursuing equity capital, the Company must continue to operate on cash flow generated from operations and financing activity. The Company experienced a loss of $385,669 for the six months ended November 30, 1999 and has a negative working capital of $1,880,062. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are to raise capital, become profitable by integrating its operations with Torland and increase efficiency by relocating its operations into a new state of the art soil blending facility in Homestead, Florida, close to the major portion of its customer base. Additionally, the Company plans, along with the integration with Torland, to begin utilizing this state of the art soil blending plant, which management believes will substantially decrease its operating costs. Management believes these efforts will generate positive cash flow.


Six months Ended November 30, 1999 compared to for the Six months ended November 30, 1998

Revenues for the six months ended November 30, 1999 were $1,406,134 compared to $1,292,386 for the six months ended November 30, 1998. The increase in sales can be attributed to the inclusion of three full months of sales for Torland which was acquired on August 15, 1999.

Gross profit margins as a percentage of revenues for the six months ended November 30, 1999 and 1998 were 5.0% and 19.5%, respectively. The decrease in the gross profit margin can be attributed to increased labor and material costs as a percentage of sales. The Company's current facility is not adequate to handle the volume of business currently in place. The Company is currently relocating to Homestead, FL where it is expected to reverse this trend.

Operating expenses for the six months ended November 30, 1999 and 1998 were $400,682 and $476,410, respectively, consisting of selling, general and administrative expenses.

The net losses for the six months ended November 30, 1999 and 1998 were $385,669 and $269,895, respectively. The decrease is due to the deterioration on the Company's gross profit margin during 1999.

Three months Ended November 30, 1999 compared to for the three months ended November 30, 1998

Revenues for the three months ended November 30, 1999 were $833,993 compared to $671,781 for the three months ended November 30, 1998. The increase in sales can be attributed to the inclusion of three full months of sales for Torland which was acquired on August 15, 1999.

Gross profit margins as a percentage of revenues for the three months ended August 31, 1999 and 1998 were 9.1% and 20.7%, respectively. The decrease in the gross profit margin can be attributed to increased labor and material costs as a percentage of sales. The Company's current facility is not adequate to handle the volume of business currently in place. The Company is currently relocating to Homestead, FL where it is expected to reverse this trend.

Operating expenses for the three months ended November 30, 1999 and 1998 were $269,753 and $330,824, respectively, consisting of selling, general and administrative expenses.

The net losses for the three months ended November 30, 1999 and 1998 were $231,996 and $215,325, respectively. The decrease is due to the deterioration on the Company's gross profit margin during 1999.


Qualitative Discussion

The Company believes that LPS's present operations will require that LPS obtain additional capital during the next twelve months. One of the Company's objectives for the next twelve months is to increase the capital base of LPS, so that LPS can increase the scope of its operation with the construction of its new soil blending facility, and to acquire additional soil blending capacity. It is unknown at this time whether the Company will be successful in raising capital on reasonable terms for the purpose of increasing the capital base of LPS.

The Company anticipates that most, if not all, of any acquisitions it may make during the next twelve months would be of operating entities that have employees, or of assets that have employees associated with such assets. Accordingly, the Company anticipates that there would be a significant increase in the number of its employees at the operating unit or subsidiary level, at such time, if any, that acquisitions may be consummated.

The Company has been unable to meet its cash requirements for its current operations through internal cash flow in the prior twelve months. These requirements were only met by the additional sale of stock. The Company believes that LPS's cash requirements for LPS's current operations during the next twelve months, excluding capital requirements for the construction of its new soil blending facility, can be met through LPS's internal cash flow from operations. The Company's other cash requirements would be in connection with additional capital for LPS's growth, the funding of the acquisition of Torland or other assets, if any, in the amount not yet determined. The Company must pay an additional $835,000 and 700,000 shares of its common stock in connection with the acquisition of the equity of Torland.

Until such time as the operating results of the Company improve sufficiently, the Company must obtain outside financing to fund the expansion of the business and to meet the obligations of the Company as they become due. Any additional debt or equity financing may be dilutive to the interests of the shareholders of the Company. Such outside financing must be provided from the Company's operations, or from the sale of equity securities, borrowing, or other sources of third party financing in order for the Company to expand its operations. Further, the sale of equity securities could dilute the Company's existing stockholders' interest, and borrowings from third parties could result in assets of the Company being pledged as collateral and loan terms which would increase its debt service requirements and could restrict the Company's operations. There is no assurance that capital will be available from any of these sources, or, if available, upon terms and conditions acceptable to the Company.


Year 2000 Issues

The Company has not had any Year 2000 deficiencies.

The Company presently believes that its computers are Y2K compliant and the Company presently anticipates no Y2K impact in connection with its suppliers or customers. However, the Company is presently assessing its Year 2000 compliance status and the status of its suppliers and customers. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time sensitive software may recognize a date using"00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruption of business activities. Based on ongoing assessments, the Company believes that no significant modifications of existing computer software will be required. The Company believes that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company also believes that costs related to the Year 2000 issue will not be significant.

The Company has assessed its relationships with significant suppliers and customers to determine the extent to which the Company is vulnerable to any known third party's failure to remedy their own Year 2000 issues. Based on these assessments, management believes that significant exposure does not exist with respect to known third parties.

Y2K Contingency Plans. In the event that the Company's computers ultimately are shown not to be Y2K compliant, the Company will acquire compliant computers.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

            None.

Item 2.     Changes in Securities.

            None.

Item 3.     Defaults Upon Senior Securities.

            None.

Item 4.     Submission of Matters to a Vote of Security Holders.

            None.

Item 5.     Other Information.

            None.

Item 6.     Exhibits and Report on Form 8-K.

      (a)   Exhibits.

No.                       Description
---                      ------------


27          Financial Data Schedule (Electronic filing only).

      (b)   Reports on Form 8-K.

      During the three months ended November 30, 1999 the Company did not file any reports on Form 8-K.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           American Group, Inc.
                                           a Nevada corporation

Date: January 18, 2000                    By: /s/ Eric W. Deckinger
                                              ---------------------
                                                Eric W. Deckinger,
                                                President