Form 10QSB
period 2000-02-29
AMERICAN GROUP INC/FL
filed 2000-04-14
CIK 1083004

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
      (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 2000

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

                                     Florida
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   88-0326984
                       ---------------------------------
                        (IRS Employer Identification No.)

                 10570 Hagen Ranch Road, Boynton Beach, FL 33437
                ---------------------------------------------------
                    (Address of principal executive offices)

                                  561-732-4116
                           ---------------------------
                           (Issuer's telephone number)


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

      Yes (x) No ( ).

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 10, 2000 the registrant had issued and outstanding 19,415,000 shares of common stock.

      Transitional Small Business Disclosure Format (check one);

      Yes ( ) No (x)

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

INDEX TO FINANCIAL STATEMENTS
                                                                     Page No.
                                                                     --------
Condensed Consolidated Balance Sheets at
February 29, 2000(unaudited) and
May 31, 1999 (audited)                                                   2

Condensed Consolidated Statements of Operations
for the three and nine months ended February 29, 2000
and 1999 (unaudited)                                                     3

Condensed Consolidated Statements of Cash Flow for
the nine months ended February 29, 2000
and 1999 (unaudited)                                                     4

Notes to the Condensed Consolidated Financial
Statements (Unaudited)                                                 5 - 7

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                                             May 31,      February 29,
                                                                                    1999           2000
                                                                                   ------       ------------
                                                                                                (unaudited)
        Current assets:
              Cash                                                                   $13,397              $0
              Accounts receivable, less allowance for doubtful accounts
                  of $10,000                                                          90,102          96,407
              Stock subscription receivable                                          151,839               0
              Inventory                                                               79,009          35,475
              Prepaid expenses                                                             0               0
                                                                                ------------    ------------

                  Total current assets                                               334,347         131,882

        Property, plant and equipment, net of accumulated
              depreciation of $101,716 and $229,359, respectively                    309,082       2,900,569

        Other assets:
              Note receivable                                                        967,500               0
              Interest receivable                                                    101,987               0
              Equipment deposit                                                      187,500         445,000
              Goodwill, net                                                                0       2,434,707
              Other                                                                    3,984           3,984
                                                                                ------------    ------------
                                                                                  $1,904,400      $5,916,142
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

        Current liabilities:
              Current portion of notes payable                                      $199,751      $2,113,062
              Current portion of capital lease obligation payable                     75,343          71,582
              Bank overdraft                                                               -          58,113
              Accounts payable and accrued expenses                                  644,769         798,525
                                                                                ------------    ------------
                  Total current liabilities                                          919,863       3,041,282
                                                                                ------------    ------------

        Long term liabilities:
              Long term debt less current portion                                     52,689         465,070
              Convertible long term debt                                                   -         600,000
              Long term capital lease obligation less current portion                107,157          55,114
                                                                                ------------    ------------
                                                                                     159,846       1,120,184
                                                                                ------------    ------------

        Stockholders' equity:
              Preferred stock, $.001 par value, 10,000,000 shares authorized;
                  862,158 issued and outstanding                                         862             862
              Common stock, $.001 par value, 50,000,000 shares authorized,
                  18,115,000 and 19,415,000 shares issued and outstanding,
                  respectively                                                        18,115          19,415
              Additional paid-in capital                                           2,551,716       4,360,416
              Accumulated deficit                                                 (1,746,002)     (2,626,017)
                                                                                ------------    ------------
                  Total stockholders' equity                                         824,691       1,754,676
                                                                                ------------    ------------
                                                                                  $1,904,400      $5,916,142
                                                                                ============    ============

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                              For the three    For the three    For the nine    For the nine
                                              months ended      months ended    months ended    months ended
                                              February 29,      February 28,    February 29,    February 28,
                                                  2000              1999            2000            1999
                                                  ----              ----            ----            ----
                                               (Unaudited)      (Unaudited)     (Unaudited)     (Unaudited)
Revenue                                         $651,178           $437,722       2,057,312         1,730,108
Cost of sales                                    792,016            485,933       2,128,184         1,526,762
                                              ----------      -------------     -----------     -------------

Gross profit (loss)                             (140,838)           (48,211)        (70,872)          203,346

Selling, general and administrative
  expenses                                       323,775            369,272         724,457           845,682
                                              ----------      -------------     -----------     -------------

Operating loss                                  (464,613)          (417,483)       (795,329)         (642,336)
                                              ----------      -------------     -----------     -------------

Other income (expenses):
    Interest expense                             (31,595)           (10,916)        (99,549)          (55,958)
    Interest income                                1,483                  0          14,378
    Other income                                     382                  0             488
                                              ----------      -------------     -----------     -------------

                                                 (29,730)           (10,916)        (84,683)          (55,958)
                                              ----------      -------------     -----------     -------------

Net loss                                       ($494,343)         ($428,399)      ($880,012)        ($698,294)
                                              ==========      =============     ===========     =============



Net loss per share, basic and fully
  diluted                                         ($0.03)            ($0.02)         ($0.05)           ($0.10)
                                              ==========      =============     ===========     =============

Weighted average shares outstanding           19,415,000         18,115,000      18,949,432         7,192,132
                                              ==========      =============     ===========     =============

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the nine        For the nine
                                                                             months ended        months ended
                                                                             February 29         February 28,
                                                                                 2000                1999
                                                                                 ----                ----
                                                                             (Unaudited)         (Unaudited)
Cash flows from operating activities:
Net loss                                                                    -$880,015            -$698,294
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation                                                            127,643               30,366
      Issuance of common stock for services                                                          8,000
      Changes in assets and liabilities
        Accounts receivable                                                    -6,305               72,818
        Other receivables                                                     101,987              -24,933
        Inventory                                                              23,931                8,580
        Bank overdraft                                                         58,113              -33,347
        Accounts payable and accrued expenses                                 222,136               65,099
                                                                           ----------            ---------

     Net cash provided by (used in) operations                               -352,510             -571,711
                                                                           ----------            ---------

Cash flows from investing activities:
      Cash used in business acquisition, net of cash acquired                -397,520                    0
      Purchase of equipment                                                                       -224,323
      Deposit on new equipment                                               -257,500             -230,637
                                                                           ----------            ---------

     Net cash used by investing activities                                   -655,020             -454,960
                                                                           ----------            ---------

Cash flows from financing activities:
       Issuance of notes receivable                                          -110,000             -474,500
       Proceeds from notes payable and long term debt                       1,039,900              722,000
       Payments on loans payable                                             -147,606             -498,141
       Proceeds from sale of common stock                                     211,839            1,273,765
                                                                           ----------            ---------

     Net cash provided by financing activities                                994,133            1,023,124
                                                                           ----------            ---------

Net increase (decrease) in cash                                               -13,397               -3,547

Cash at beginning of period                                                    13,397                3,547
                                                                           ----------            ---------

Cash at end of period                                                              $0                   $0
                                                                           ==========            =========

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                    $91,538              $47,890
                                                                           ==========            =========
    Cash paid during the year for taxes                                            $0                   $0
                                                                           ==========            =========

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

   The accompanying notes are an integral part of these financial statements.

                              AMERICAN GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                February 29, 2000


Note 1 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and
Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended February 29, 2000 are not necessarily indicative of the results that may be expected for the year ending May 31, 2000.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-SB 12G for the year ended May 31, 1999 as filed with the Securities and Exchange Commission.

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

Introduction
The Company currently operates in a facility on a month to month lease which is not adequate to meet its future growth plans. The Company expects to move to a new facility near Homestead Florida in June 2000. There can be no assurance that the new facility will be ready or that the Company will be able to obtain adequate funding to complete the new state of the art soil blending plant. In the event the Company is unable to move into the new Homestead facility the Company will loose its production capability.

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity capital and commencing profitable operations. While pursuing equity capital, the Company must continue to operate on cash flow generated from operations and financing activity. The Company experienced a loss of $880,012 for the nine months ended February 29, 2000 and has a negative working capital of $2,909,400. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are to raise capital, become profitable by integrating its operations with Torland and increase efficiency by relocating its operations into a new state of the art soil blending facility near Homestead, Florida, close to the major portion of its customer base. Additionally, the Company plans, along with the integration with Torland, to begin utilizing this state of the art soil blending plant, which management believes will substantially decrease its operating costs. Management believes these efforts will generate positive cash flow.

Nine Months Ended February 29, 2000 compared to the Nine Months Ended February 28, 1999
Revenues for the nine months ended February 29, 2000 were $2,057,312 compared to $1,730,108 for the nine months ended February 28, 1999. The increase in sales can be attributed to the inclusion of six half months of sales for Torland which was acquired on August 15, 1999. Gross profit (loss) margins as a percentage of revenues for the nine months ended February 29, 2000 and 1999 were (3.4%) and 11.7%, respectively. The decrease in the gross profit margin can be attributed to increased labor and material costs as a percentage of sales. The Company is currently relocating to Homestead, FL where it is installing a new state of the art plant which will be more efficient and is expected to reverse this trend. Operating expenses for the nine months ended February 29, 2000 and 1999 were $724,457 and $845,682, respectively, consisting of selling, general and administrative expenses. The prior quarter included a one time marketing charge of $200,000. The net losses for the nine months ended February 29, 2000 and 1999 were $880,012 and $698,294, respectively. The decrease is due to the deterioration on the Company's gross profit margin during fiscal 2000.

Three months Ended February 29, 2000 compared to for the three months ended February 28, 1999
Revenues for the three months ended February 29, 2000 were $651,178 compared to $437,722 for the three months ended February 28, 1999. The increase in sales can be attributed to the inclusion of three full months of sales for Torland which was acquired on August 15, 1999. Gross profit (loss) margins as a percentage of revenues for the three months ended February 29, 2000 and 1999 were (21.6%) and (11.0%), respectively. The decrease in the gross profit margin can be attributed to increased labor and material costs as a percentage of sales. The Company's current facility is not adequate to handle the volume of business currently in place. The Company is currently relocating to Homestead, FL where it is expected to reverse this trend. Operating expenses for the three months ended February 29, 2000 and 1999 were $323,775 and $369,272, respectively, consisting of selling, general and administrative expenses. The net losses for the three months ended February 29, 2000 and 1999 were $494,343 and $428,399, respectively. The decrease is due to the deterioration on the Company's gross profit margin during fiscal 2000.

Qualitative Discussion
The Company believes that LPS's present operations will require that LPS obtain additional capital during the next twelve months. One of the Company's objectives for the next twelve months is to increase the capital base of LPS, so that LPS can increase the scope of its operation with the construction of its new soil blending facility, and to acquire additional soil blending capacity. It is unknown at this time whether the Company will be successful in raising capital on reasonable terms for the purpose of increasing the capital base of LPS.
The Company anticipates that most, if not all, of any acquisitions it may make during the next twelve months would be of operating entities that have employees, or of assets that have employees associated with such assets. Accordingly, the Company anticipates that there would be a significant increase in the number of its employees at the operating unit or subsidiary level, at such time, if any, that acquisitions may be consummated. The Company has been unable to meet its cash requirements for its current operations through internal cash flow in the prior twelve months. These requirements were only met by the additional sale of stock. The Company believes that LPS's cash requirements for LPS's current operations during the next twelve months, excluding capital requirements for the construction of its new soil blending facility, can be met through LPS's internal cash flow from operations. The Company's other cash requirements would be in connection with additional capital for LPS's growth, the funding of the acquisition of Torland or other assets, if any, in an amount not yet determined. The Company must pay an additional $835,000 in connection with the acquisition of the equity of Torland.

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

Year 2000 Issues

The Company has not had any Year 2000 deficiencies and does not expect to have any Y2K deficiencies in the future.

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

            None.

Item 3.     Defaults Upon Senior Securities.

            None.

Item 4.     Submission of Matters to a Vote of Security Holders.

            None.

Item 5.     Other Information.

            None.

Item 6.     Exhibits and Report on Form 8-K.

      (a)   Exhibits.

No.                           Description
---                           -----------


27          Financial Data Schedule (Electronic filing only).

      (b)   Reports on Form 8-K.

      During the three months ended February 29, 2000 the Company did not file any reports on Form 8-K.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          American Group, Inc.,
                                          a Nevada corporation

Date: April 13, 2000                    By: /s/ Eric W. Deckinger
                                            ---------------------
                                                Eric W. Deckinger,
                                                President