Form 10KSB
period 2000-05-31
AMERICAN GROUP INC/FL
filed 2000-08-15
CIK 1083004

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
(x) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year period ended May 31, 2000
OR
( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to ______

                         Commission file number 0-30474

                              American Group, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Florida                                88-0326984
--------------------------------          ---------------------------------
  (State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)

10570 Hagen Ranch Road, Boynton Beach, FL            33437
-----------------------------------------      -------------------
(Address of principal executive offices)          (Zip Code)

                                  561-732-4116
                           ---------------------------
                           (Issuer's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( ).

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB x
                ---

State issuers revenues for is most recent fiscal year $2,497,330 State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the exchange Act.) $2,249,063

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 12, 2000 the registrant had issued and outstanding 19,715,000 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
Transitional Small Business Disclosure Format (check one);
Yes ( ) No (x)

                                     PART I

Item 1. Description of Business.

American Group, Inc. (the "Company"), a Nevada Corporation, was incorporated in 1994. Since May 1998 the Company's principal business has been the custom blending of soil mixes for the commercial nursery industry. The Company through its wholly owned subsidiary LPS Acquisition Corp. ("LPS") does business under the name Lantana Peat and Soil ("Lantana"). Lantana is a distributor of custom blended soil mixes to several hundred wholesale nursery customers located primarily in Florida. Prior to August, 1997 Lantana was owned by Kedac, Inc. ("Kedac").

On August 15, 1999 the Company, through its wholly owned Canadian subsidiary 9075-7774 Quebec, Inc. acquired Torland, 9006-1474 Quebec, Inc., a Canadian sphagnum peat moss bog and processing facility. The Company's Canadian subsidiary 9075-7774 Quebec, Inc. was formed for the sole purpose of acquiring Torland. The purchase required the Company to pay $400,000 at the time of closing and requires payment of an additional $835,000 as follows: $200,000 on October 15, 1999, $70,000 on November 15, 1999, $200,000 on January 15, 2000,
$200,000 on May 15, 2000 and $165,000 on August 17, 2000. This obligation is payable with interest at 8% per annum. Further, the Company has issued an additional 700,000 shares of its common stock to the shareholders of Torland.

The Company has not made its October, November, January and May payments under its agreement. The Company and representatives of the former shareholders of Torland are presently negotiating a written extension on the payment of this obligation. The Company has not been provided with any notice of default under this obligation. The Company believes that it will be able to negotiate a written extension for the payment to the former shareholders of Torland. No assurance, however, can be given that the Company will be successful in negotiating an extension of its payment obligations or that if successful it will be able to raise the additional capital necessary to make its payment. The Company is presently trying to raise the capital needed to fund the balance of the transaction. There can be no assurance that the Company will be successful with this or any other activity to raise additional capital.

In Note 2 to the audited financial statements, the Company's independent auditors have reported that the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The Company's operating losses and the Company's need for financing raises substantial doubt about the Company's ability to continue as a going concern. During the year ended May 31, 2000, the Company incurred net losses of $1,975,968 and during the year ended May 31, 1999, the Company incurred a net loss of $925,599. Also, at May 31, 2000, the Company had negative working capital of $3,895,051. These factors along with an accumulated deficit of $3,721,970 at May 31, 2000 raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans in regard to this matter are to raise capital, become profitable by integrating its operations with Torland and increase efficiency by relocating its operations into a new state of the art soil blending facility near Homestead, Florida, close to the major portion of its customer base. Additionally, the Company plans, along with the integration with Torland, to begin utilizing its new facility, which management believes will substantially decrease its operating costs. Management believes these efforts will generate positive cash flow. There can be no assurance that the Company's planned financing activities will be successful or that the Company will have the ability to implement its business plan and ultimately attain profitability. The Company's long-term viability as a going concern is dependent upon two key factors, as follows:

1. The Company's ability to obtain adequate sources of debt or equity funding to meet current levels of operations and fund the expansion of its business operations; and

2. The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain and expand its operations.

History
In December, 1994 Kedac entered into an agreement to acquire the assets and liabilities of Can-Flo International, Inc.("Can-Flo"), which consisted of the operations of Lantana. Kedac and Can-Flo were unaffiliated. Can-Flo was a holding company for Lantana, a distributor of custom blended soil mixes. Kedac was formed for the purpose of acquiring Can-Flo. Can-Flo received cash and notes from Kedac. Mr. Eric Deckinger was the owner and executive officer of Kedac. Mr. Deckinger had no affiliation with Can-Flo. The business reason for the transaction was for Kedac to acquire the operations of Lantana to gain a foothold in the custom blended soil mix business.

In July, 1997 Lator International, Inc. ("Lator"), obtained an option to purchase Torland from the shareholders of Torland in exchange for a loan to Torland, which loan was collateralized by inventory. This option served as the basis of the Company's August, 1999 acquisition of Torland. Lator and Torland were unaffiliated. Mr. Deckinger had no affiliation with either Lator or Torland.

As a result of litigation filed against Kedac in May, 1995 by a creditor of Can-Flo claiming a fraudulent transfer of assets from Can-Flo, Kedac filed under Chapter 11 of the Bankruptcy Code in January, 1997 in order to stop the litigation. In August, 1997, the Bankruptcy court (i) approved a liquidating Chapter 11 plan for Kedac whereby LPS purchased the assets and assumed the liabilities of Kedac for cash and (ii) discharged the lawsuit against Kedac. One of the assets acquired by LPS was the name Lantana Peat and Soil and LPS has continued to operate the Company under that name.

LPS was formed for the sole purpose of purchasing the assets and assuming the liabilities of Kedac in order to pursue a business opportunity. At the time of the purchase of the assets by LPS, Mr. Deckinger was engaged as general manager of LPS.

In September, 1997 the shareholders of LPS sold 100% of its outstanding stock to Coventry Industries Corp. ("Coventry") for shares of stock in Coventry. At the time of the acquisition of LPS, Coventry was a Florida holding company with diversified business interests including a machine welding plant in Tennessee, a fire sprinkler fabricator in Florida and a job placement firm in Tennessee. Management of the Company believed that the business purpose of this transaction was to provide Coventry with an operating business, with existing management in place, in the custom blended soil mix business with an option for acquiring a Canadian peat bog and processing facility. This transaction resulted in LPS becoming a wholly owned subsidiary of Coventry. Mr. Deckinger remained general manager of LPS and became a preferred stockholder of Coventry in exchange for his assumption of existing indebtedness of LPS ("Indebtedness"). Prior to the transaction, neither Mr. Deckinger nor LPS were affiliated with Coventry. Two family members of affiliates of Coventry, however, each owned .4% of LPS common stock. Neither family member was an officer or director of LPS.

On May 31, 1998 the Company acquired all the common stock of LPS from Coventry for 120,000 shares (22.4%) of the Company's common stock. As part of this transaction Mr. Deckinger agreed to convey back his preferred stock in Coventry and the Company agreed to assume his Indebtedness. Prior to this transaction the American Group, Inc. had no operations or assets.

On May 31, 1998 the Company purchased all the common stock of Lator (which had a $350,000 note receivable from Torland, a note receivable from LPS for $315,000 and owned the option to purchase Torland) for 30,000 shares (6%) of the Company's common stock and assumption of accrued expenses and notes payable.

The Company was not affiliated with Coventry, LPS, Lator or Mr. Deckinger at the time of the acquisition. Mr. Deckinger continued to function in his capacity as general manager of LPS and became president of the Company. The business reason for the transaction was (1) for the Company to acquire an operating business with an option for acquiring a Canadian peat bog and processing facility, which the Company believes has tremendous upside potential, and (2) for Coventry to divest itself of a subsidiary that did not fit its business profile. In November, 1998 Mr. Deckinger assumed $750,000 of the Company's debt in exchange for 7,500,000 shares of the Company's common stock.

On August 15, 1999 the Company, through its wholly owned Canadian subsidiary 9075-7774 Quebec, Inc. acquired Torland, a Canadian sphagnum peat moss bog and processing facility. The Company's Canadian subsidiary 9075-7774 Quebec, Inc. was formed for the sole purpose of acquiring Torland. The purchase required the Company to pay $400,000 at the time of closing and requires payment of an additional $835,000 as follows: $200,000 on October 15, 1999, $70,000 on
November 15, 1999, $200,000 on January 15, 2000, $200,000 on May 15, 2000 and
$165,000 on August 17, 2000. This obligation is payable with interest at 8% per annum. Further, the Company has issued an additional 700,000 shares of its common stock to the shareholders of Torland.

The Company has not made its October, November, January and May payments totaling $670,000. The Company and representatives of the former shareholders of Torland are presently negotiating a written extension on the payment of this obligation. The Company has not been provided with any notice of default under this obligation.

The overarching goal of all of the above transactions was to have a custom soil blending business in Homestead, Florida with a state of the art soil blending plant, along with a controlling interest in a premium producer of Canadian sphagnum peat moss. Mr. Deckinger has been the strategist for these transactions, even though he was not affiliated with some of the parties when the transactions occurred.

Business Activities
The Company, through its wholly owned subsidiary LPS, is a custom blender of soil mixes for the commercial nursery industry. The Company's current annual revenue is approximately $2,497,330, which is approximately 83% of the Company's current capacity. The Company's principal supplier of sphagnum peat moss is Torland.

In February, 1999, the Company began construction of a new $1,500,000 soil blending facility located near Homestead, Florida, the heart of the Florida nursery industry, which will have the capacity to produce upwards of $15,000,000 in blended soil products annually. In addition to the increased capacity, the new facility is located within fifteen minutes drive time to the Homestead markets. Management of the Company believes that with its increased capacity and the proximity of the new facility to the Homestead commercial nursery market that it will be able to increase both its revenues and operating profit.

The plant is anticipated to be completed in October, 2000 and is approximately 75% completed as of the date of this filing. The Company is presently trying to raise the capital needed to finance the balance needed to complete the construction of the new plant. There can be no assurance that the Company will be successful with this or any other activity to raise additional capital.

Overall Cash Flow Situation
A total of approximately $430,000 will be needed to complete the Company's planned new plant facility over the next quarter. The total cost of the plant and improvement is estimated at $1,500,000 of which the Company has already funded $700,000. In addition, $835,000 is due in payments relating to the Torland acquisition over the next year of which $670,000 is past due. The Company is currently operating in a deficit cash position and does not generate positive cash flow from its current operations.

On July 9, 2000 the Company entered into an agreement to issue an additional 1,564 shares of series B preferred stock in exchange for a total consideration of $1,251,200. As of July 12, 2000, $305,000 has been realized from this transaction. The balance of this funding is expected to complete the payments needed on the new facility and move to Homestead as well as provide working capital to the Company's operating businesses.

An abandonment or non-payment on the new Homestead plant would be catastrophic to the operations of the Company's soil blending operation. The Company will not operate in its current location beyond the anticipated new plant completion date of October 2000 and its current equipment would need substantial repair to operate beyond the anticipated completion date. Non-payment of the Torland obligation or inability to reach agreement with the former Torland shareholders for a written extension may result in the Company's forfeiting Torland and the Canadian peat moss bog. The Company is not able to produce income from operations in its existing facility. Operating at a deficit is seen as a marketing cost to maintain existing market share until the planned move is completed. The Company projects positive income from operations within two months of moving into its new facility.

Soil Blending
The Company's ingredients for custom soil blending are Canadian and Florida peat moss, sawdust, sand, wood chips, pine bark and wood mulch. The soil blends are made for a specific purpose such as the germination of seeds, the propagation of cuttings, growing plants and flowers in pots. The Company obtains raw materials for its blending processes from Torland and locations throughout Florida and Southern Georgia.

Differentiation From Competition
The Company differentiates itself from competitors by its relationship with Torland, which allows it to purchase high quality sphagnum peat moss at approximately 66% of the cost of other suppliers. Current market pricing for a 55 cubic foot bale of Canadian sphagnum peat moss is between $82 - $93 per bale. The Company purchases the same size bale from Torland at $60 per bale. The planned "state of the art" mixing plant located near Homestead, Florida will significantly increase the Company's capacity to produce its custom blended soil products with efficiencies that are expected to reduce the Company's current unit costs, and enhance its commitment to customer service.

Canadian sphagnum peat moss currently represents approximately 29% of the total product cost of the Company's various soil blends. Even with the savings the Company has had in the purchase of Canadian sphagnum peat moss to this point it has been unable to generate positive income from operations due to the inefficiencies associated with the condition of the Company's present plant and the Boynton Beach, Florida location. The present plant requires two times the labor cost than the new plant and is over three times slower in producing an average load of blended soil mix. It then takes approximately 2.5 hours to deliver an average load of soil mix as compared to approximately 15 minutes from the planned new location.

Seasonality
The Company's customers are primarily commercial nurseries, which require soil mixes on a twelve-month basis. The Company's strongest months for delivery to customers occurs during April through June and mid-August through November.

Marketing
The Company markets its products by direct sales. LPS's current customer base is composed of approximately 350 commercial nurseries throughout Florida.

Government Regulation
The Company is subject to federal, state and local regulations including environmental protection regulations. Such regulations deal with the handling, transport and disposal of materials the Company uses in its processes. The Company believes that it is in compliance with these regulations.

Trademarks
The Company has registered trademarks for the names "AGRO PEAT & SOIL", "AGROMIX" and "AGROMAX".

Employees
As of July, 2000, the Company had 12 employees of which four are in management. The Company believes that its labor relations are good. No employee is represented by a labor union.

Subsidiaries
The Company has three wholly owned subsidiaries, LPS Acquisition Corp., a Florida corporation, dba Lantana Peat and Soil, Lator International, Inc., a Florida corporation and 9075-7774 Quebec, Inc. d/b/a/ Torland. LPS operates the soil mixing business of the Company. Lator was acquired in order to obtain its right to acquire Torland. 9075-7774 Quebec, Inc. acquired Torland on August 15, 1999.

The principal executive offices of the Company are located at 10570 Hagen Ranch Road, Boynton Beach, Florida 33437, tel. (888) 328-9322. The Company's stock symbol on the OTCBB is "MOSS".

Recent Events
On June 7, 2000, the Company borrowed $150,000 from three individuals at 10% interest. The principal and accrued interest is due on demand.

On June 9, 2000 the Company issued 300,000 shares of common stock in connection with the exercise of warrants associated with and to extend the due date of certain convertible notes, originally due April 9, 2000, to September 9, 2000. The Company received no proceeds in connection with this transaction.

On June 13, 2000 the Company designated 5,900 shares of series B convertible preferred stock. The preferred stock has a stated value of $800 per share. The holders of the preferred stock are entitled to receive a dividend at the rate of 5% per annum payable semi-annually, in arrears. The dividend may be paid in cash, or by the in-kind payment of common stock. The preferred stock may be converted into a quantity of shares of common stock of the Company that, after conversion, equal 59% of the then outstanding common stock on the day immediately prior to the conversion and each share of preferred stock is convertible into its pro rata quantity of common stock of the Company. The calculation is made based on, as if, the total original issue quantity of shares of the preferred stock is being converted in each occurrence of conversion.

Concurrent with the designation the Company issued 2,400 shares of preferred stock to M.J.Shulman, Inc. in exchange for debt outstanding at May 31, 2000 in the original face amount of $355,000 and unpaid interest thereon and the quantity of 862,158 shares of the Company's series A preferred stock.

Concurrent with the designation the Company issued 900 shares of preferred stock to Jessica Kohn in exchange for debt in the original face amount of $750,000 outstanding at May 31, 2000 and unpaid interest thereon.

On July 9, 2000 the Company entered into an agreement to issue an additional 1,564 shares of series B preferred stock in exchange for a total consideration of $1,251,200. The subscriber tendered and delivered to the Company a marketable security as partial in-kind consideration of the purchase price of the series B preferred stock. The Company shall issue preferred stock to the subscriber on a pro rata basis as the Company receives proceeds from the liquidation of the marketable security tendered for payment. In the event the proceeds exceed $1,251,200 the excess shall be deemed an unsecured demand loan from the subscriber to the Company, bearing interest at 9%. As of July 12, 2000, $305,000 has been realized in liquidation proceeds from the sale of the marketable security and accordingly, 381 shares will be issued to the subscriber.

The Company has utilized a substantial portion of this amount to reduce current outstanding obligations and continue funding on its planned new facility.

Risk Factors
Overall Cash Flow Situation
A total of approximately $430,000 will be needed to complete the Company's planned new plant facility over the next quarter. The total cost of the plant and improvement is estimated at $1,500,000 of which the Company has already funded $700,000. In addition, $835,000 is due in payments relating to the Torland acquisition over the next year of which $670,000 is past due. The Company is currently operating in a deficit cash position and does not generate positive cash flow from its current operations.

On July 9, 2000 the Company entered into an agreement to issue an additional 1,564 shares of series B preferred stock in exchange for a total consideration of $1,251,200. As of July 12, 2000, $305,000 has been realized from this transaction. The balance of this funding is expected to complete the payments needed on the new facility and move to Homestead as well as provide working capital to the Company's operating businesses.

An abandonment or non-payment on the new Homestead plant would be catastrophic to the operations of the Company's soil blending operation. The Company will not operate in its current location beyond the anticipated new plant completion date of October 2000 and its current equipment would need substantial repair to operate beyond the anticipated completion date. Non-payment of the Torland obligation or inability to reach agreement with the former Torland shareholders for a written extension may result in the Company's forfeiting Torland and the Canadian peat moss bog. The Company is not able to produce income from operations in its existing facility. Operating at a deficit is seen as a marketing cost to maintain existing market share until the planned move is completed. The Company projects positive income from operations within two months of moving into its new facility.

Going Concern Considerations
In Note 2 to the audited financial statements, the Company's independent auditors have reported that the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The Company's operating losses and the Company's need for financing raises substantial doubt about the Company's ability to continue as a going concern. During the year ended May 31, 2000, the Company incurred net losses of $1,975,968 and during the year ended May 31, 1999, the Company incurred a net loss of $925,599. Also, at May 31, 2000, the Company had negative working capital of $3,895,051. These factors along with an accumulated deficit of $3,721,970 at May 31, 2000 raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans in regard to this matter are to raise capital, become profitable by integrating its operations with Torland and increase efficiency by relocating its operations into a new state of the art soil blending facility near Homestead, Florida, close to the major portion of its customer base.

Additionally, the Company plans, along with the integration with Torland, to begin utilizing its new facility, which management believes will substantially decrease its operating costs. Management believes these efforts will generate positive cash flow. There can be no assurance that the Company's planned financing activities will be successful or that the Company will have the ability to implement its business plan and ultimately attain profitability. The Company's long-term viability as a going concern is dependent upon two key factors, as follows:

1. The Company's ability to obtain adequate sources of debt or equity funding to meet current levels of operations and fund the expansion of its business operations; and

2. The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain and expand its operations.

Torland Obligation
In connection with its acqusition of Torland the Company is obligated to pay, in addition to the $400,000 it paid at the time of closing, an additional $835,000 as follows: $200,000 on October 15, 1999, $70,000 on November 15, 1999, $200,000
on January 15, 2000, $200,000 on May 15, 2000 and $165,000 on August 17, 2000.
This obligation is payable with interest at 8% per annum. The Company has not made its October, November, January and May payments totaling $670,000. The Company and representatives of the former shareholders of Torland are presently negotiating a written extension on the payment of this obligation. The Company has not been provided with any notice of default under this obligation. The Company believes that it will be able to negotiate a written extension for the payment to the former shareholders of Torland. No assurance, however, can be given that the Company will be successful in negotiating an extension of its payment obligations or that if successful it will be able to raise the additional capital necessary to make its payment. The Company is presently trying to raise the capital needed to fund the balance of the transaction. There can be no assurance that the Company will be successful with this or any other activity to raise additional capital.

Financing
The Company must obtain outside financing to fund the expansion of the business and to meet the obligations of the Company as they become due. Any additional debt or equity financing may be dilutive to the interests of the shareholders of the Company. Such outside financing must be provided from the sale of equity securities, borrowing, or other sources of third party financing. Further, the sale of equity securities would substantially dilute the Company's existing stockholders' interest, and borrowings from third parties could result in assets of the Company being pledged as collateral and loan terms which would increase its debt service requirements and could restrict the Company's operations. There is no assurance that capital will be available from any of these sources, or, if available, upon terms and conditions acceptable to the Company.

Item 2. Description of Property.
The Company's principal executive offices are located at 10570 Hagen Ranch Road, Boynton Beach, Florida 33437 in 1,400 square feet of office space on a month to month lease for $6,500 per month, which includes approximately 11 acres of land where the Company operates its soil mixing business. LPS plans on relocating near Homestead, Florida in October, 2000. The Company will lease the Homestead facility for $7,500 per month (adjusted annually) as part of a ten-year lease with an additional five consecutive three-year option terms. The Company believes that its properties are adequate for its present needs and that suitable space will be available to accommodate its future needs.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters.
The Company's common stock is currently traded on the over-the-counter bulletin board ("OTCBB") under the symbol "MOSS." The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for the common stock of the Company as reported on the OTCBB . The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

HIGH LOW
QUARTER ENDED BID BID

--------------------------------------------------------------------
August 31            1998 (*)            $25.00       $1.25
--------------------------------------------------------------------
November 30          1998 (*)            $1.87        $ .40
--------------------------------------------------------------------
February 28          1999                $6.00        $3 7/8
--------------------------------------------------------------------
May 31               1999                $4 1/8       $3.00
--------------------------------------------------------------------
August 31            1999                $3 3/8       $2.00
--------------------------------------------------------------------
November 30          1999                $2 3/16      $  3/8
--------------------------------------------------------------------
February 29          2000                $  7/8       $  1/8
--------------------------------------------------------------------
May 31               2000                $ .52        $ .09
--------------------------------------------------------------------

-----------
(*) Pre-reverse split. On December 21, 1998 The Company executed a 10 to 1 reverse split of its Common Stock and all the share amounts in this Form 10SB are reverse split amounts.

The bid price on the Company's common stock was $ 3/16 per share on July 12, 2000.

As of July 12, 2000, there were approximately 929 holders of record of the Company's common stock.

The Company's transfer agent is Silverado Stock Transfer, Inc., 8170 Southeastern Avenue, #4-236, Las Vegas, Nevada 89123, (702) 263-0920.

Dividend Policy
The Company has not paid, and the Company does not currently intend to pay cash dividends on its common stock in the foreseeable future. The current policy of the Company's Board of Directors is for the Company to retain all earnings, if any, to provide funds for operation and expansion of the Company's business. The declaration of dividends, if any, will be subject to the discretion of the Board of Directors, which may consider such factors as the Company's results of operations, financial condition, capital needs and acquisition strategy, among others.

Item 6. Management Discussion and Analysis or Plan of Operation

The following Management Discussion and Analysis or Plan of Operation is qualified by reference to and should be read in conjunction with, the Company's Consolidated Financial Statements and the Notes thereto as set forth beginning on page F-1.

Forward-looking Statement and Information
The Company is including the following cautionary statement in this Form 10K-SB for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to effectuate and successfully operate acquisitions and the ability of the Company to obtain acceptable forms and amounts of financing to fund planned acquisitions and the new facility in Homestead.

Introduction
The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity capital and commencing profitable operations. While pursuing equity capital, the Company must continue to operate on cash flow generated from operations and financing activity. The Company experienced a loss of $1,966,914 for the year ended May 31, 2000 and has a negative working capital of $3,901,488. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are to raise capital, become profitable by integrating its operations with Torland and increase efficiency by relocating its operations into a new state of the art soil blending facility in Homestead, Florida, close to the major portion of its customer base. Additionally, the Company plans, along with the integration with Torland, to begin utilizing this state of the art soil blending plant, which management believes will substantially decrease its operating costs. Management believes these efforts will generate positive cash flow.

Year Ended May 31, 2000 compared to May 31,1999
Revenues for the year ended May 31, 2000 were $2,497,330 compared to $2,240,995 for the year ended May 31, 1999. The increase in sales can be attributed to sales to an expanded customer base and the inclusion of nine and one half months of sales for Torland (which was acquired on August 15, 1999).
Gross profit margins as a percentage of revenues for the year ended May 31, 2000 and 1999 were (0.5)% and 6.9%, respectively. The decrease in the gross profit margin can be attributed to increased labor and material costs as a percentage of sales. The Company's current facility is not adequate to handle the volume of business currently in place. During the year ended May 31, 2000 the Company purchased approximately $379,000 of Canadian sphagnum peat moss from suppliers other than Torland. The Company pays a premium price for such purchases. This resulted in approximately $200,000 of additional cost to LPS as compared to the prior year, where the majority of the Canadian sphagnum peat moss was purchased from Torland. Further, due to the Company's poor cash flow during the year ended May 31, 2000, the Company was unable to avail itself of any purchasing discounts that would have otherwise been available had the Company been able to make commitments to purchase products at greater amounts. The Company estimates that the price of material is currently 15% higher than the price that could be obtained if the Company were able to take advantage of volume price concessions. The Company is currently relocating to Homestead, Florida where it is expected to reverse the negative gross profit trend. Operating expenses for the year ended May 31, 2000 and 1999 were $1,679,040 and $1,000,860, respectively, consisting of selling, general and administrative expenses. For the year ended May 31, 2000 operation expenses include $319,000 provision against certain officer loans, $46,000 of amortization expense of goodwill and a $119,000 increase in the amount of depreciation over the prior year. For the year ended May 31, 1999 selling, general and administrative expenses including the payment-in-kind of common stock of the Company valued at the then prevailing market value of $.10, which amounted to $8,000 for legal and accounting services during the year ended May 31, 1999.

The net loss of $1,975,968 for the year ended May 31, 2000 consists of non-cash losses of $612,617 (which includes depreciation and amortization costs of $287,049 and a provision of approximately $319,671 against certain officer loans) and operating losses of $1,363,351. The net loss of $925,599 for the year ended May 31, 1999 consists of non-cash losses of $82,591 (which includes depreciation and amortization costs of $74,591) and operating losses of $846,611.

At May 31, 2000, the Company had cash and cash equivalents of $9,732, which was an decrease of $3,665 compared to the cash held at May 31, 1999. During the year ended May 31, 2000, the Company used net cash for operations of $1,453,128, which was primarily due to the Company's operating loss. This was funded by additional borrowings. In addition, the Company had a working capital deficit of $3,895,051 at May 31, 2000.

Qualitative Discussion
The Company believes that LPS's present operations will require that LPS obtain additional capital during the next twelve months. One of the Company's objectives for the next twelve months is to increase the capital base of LPS, so that LPS can increase the scope of its operation with the construction of its new soil blending facility, and to acquire additional soil blending capacity. It is unknown at this time whether the Company will be successful in raising capital on reasonable terms for the purpose of increasing the capital base of LPS. The Company anticipates that most, if not all, of any acquisitions it may make during the next twelve months would be of operating entities that have employees, or of assets that have employees associated with such assets. Accordingly, the Company anticipates that there would be a significant increase in the number of its employees at the operating unit or subsidiary level, at such time, if any, that acquisitions may be consummated. The Company has been unable to meet its cash requirements for its current operations through internal cash flow in the prior twelve months. These requirements were only met by the additional sale of stock. The Company believes that LPS's cash requirements for LPS's current operations during the next twelve months, excluding capital requirements for the construction of its new soil blending facility, can be met through LPS's internal cash flow from operations. The Company's other cash requirements would be in connection with additional capital for LPS's growth, the funding of the acquisition of Torland or other assets, if any, in the amount not yet determined. The Company must pay an additional $835,000 in connection with the acquisition of the equity of Torland. Until such time as the operating results of the Company improve sufficiently, the Company must obtain outside financing to fund the expansion of the business and to meet the obligations of the Company as they become due. Any additional debt or equity financing may be dilutive to the interests of the shareholders of the Company. Such outside financing must be provided from the Company's operations, or from the sale of equity securities, borrowing, or other sources of third party financing in order for the Company to expand its operations. Further, the sale of equity securities could dilute the Company's existing stockholders' interest, and borrowings from third parties could result in assets of the Company being pledged as collateral and loan terms, which would increase its debt service requirements and could restrict the Company's operations. There is no assurance that capital will be available from any of these sources, or, if available, upon terms and conditions acceptable to the Company.

Item 7. Financial Statements

The financial statements required in this Form 10-KSB are set forth beginning on page F-1

Item 8. Changes in and Disagreements With Accountants.

None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act. The following table sets forth the directors and executive officers of the Company.

------------------------------------------------------------------------
Name and Address        Age    Position
------------------------------------------------------------------------
Eric W. Deckinger       53     Director, President, Secretary
------------------------------------------------------------------------
John Stewart            57     Director, Treasurer and Vice-president
------------------------------------------------------------------------

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. There is no family relationship between or among any of the directors and executive officers of the Company. The Company does not pay any cash compensation for attendance at directors meetings or participation in director's functions.

Biographies
Eric W. Deckinger is the president and a director of the Company, positions he has held since May 1998. Mr. Deckinger was the general manager of LPS and President of Kedac from 1994 until 1997. Mr. Deckinger was the principal shareholder, director and executive officer of Kedac. In December 1994, Kedac, purchased the assets from Can-Flo, which at that time owned Lantana Peat & Soil. Shortly thereafter, a creditor of Can-Flo filed suit against Kedac claiming a fraudulent transfer of the assets from Can-Flo to Kedac. In January 1997, Kedac filed under Chapter 11 of the Bankruptcy Code in order to stop the litigation. In August, 1997, the court approved a liquidating Chapter 11 plan for Kedac whereby LPS purchased the assets of Kedac and assumed certain liabilities of Kedac. One of the assets acquired by LPS was the name Lantana Peat and Soil and LPS has continued to operate the Company under that name. The lawsuit was discharged in Bankruptcy as to Kedac in August 1997. The Company subsequently acquired LPS in May, 1998. Prior to 1994, Mr. Deckinger was the President of Leonard L. Farber, Incorporated, a privately held developer of commercial real estate, where Mr. Deckinger managed more than $400 million of real estate development and construction. Mr. Deckinger has a B.S. degree from the University of Pittsburgh. The Company owns and pays the premiums on a $3,000,000 key man life insurance policy on Mr. Deckinger of which the Company is the beneficiary.

John Stewart was the general manager of Kedac the predecessor of LPS in 1994 (which was acquired by LPS in 1997) until LPS was acquired by the Company in 1998. He has been a Director of the Company since May, 1998. Prior to 1994, Mr. Stewart was employed by Kedac, Inc., the predecessor of LPS.

Item 10. Executive Compensation.
The following table reflects compensation for services to the Company for the fiscal years ended May 31, 2000 and 1999 of the chief executive officer. No other executive officer of the Company received compensation, which exceeded $100,000 during 2000 and 1999.

-------------------------------------------------------------------------------------------------------------------
SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------
ANNUAL COMPENSATION                                              LONG TERM COMPENSATION
-------------------------------------------------------------------------------------------------------------------
                                                                 AWARDS                       PAYOUTS
-------------------------------------------------------------------------------------------------------------------
                                                  OTHER                                                  ALL
NAME AND                                          ANNUAL         RESTRICTED   SECURITIES                 OTHER
PRINCIPAL                                         COMPEN-        STOCK        UNDERLYING      LTIP       COMPEN-
POSITION            YEAR    SALARY      BONUS     SATION         AWARDS       OPTIONS/SARS    PAYOUTS    SATION
-------------------------------------------------------------------------------------------------------------------
Eric W. Deckinger   2000    $93,600     -         10,050 (1)     -            -               -          -
President
-------------------------------------------------------------------------------------------------------------------
                    1999    $93,600     -         10,050 (1)     -            -               -          -
-------------------------------------------------------------------------------------------------------------------
                    1998    $93,600     -         10,050 (1)     -            -               -          -
-------------------------------------------------------------------------------------------------------------------

(1) Car Allowance

The Company does not pay its directors any compensation for serving in such capacity.

Employment Agreements
The Company does not have an employment contract with any of its Employees.

Employee Stock Option Plan
The Company believes that equity ownership is an important factor in its ability to attract and retain skilled personnel, and the Board of Directors of the Company may adopt an employee stock option program. The purpose of the stock option program will be to further the interest of the Company, its subsidiaries and its stockholders by providing incentives in the form of stock options to key employees and directors who contribute materially to the success and profitability of the Company. The grants will recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in the Company, thus enhancing their personal interest in the Company's continued success and progress. This program will also assist the Company and its subsidiaries in attracting and retaining key employees and directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
The following table sets forth certain information as of July 17, 2000, with respect to the beneficial ownership of shares of common stock by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of common stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

-------------------------------------------------------------------------------
                                  Number of
                                  shares of
                                 common stock
                                 beneficially
Name                                owned                  Percent of Class
-------------------------------------------------------------------------------
Eric W. Deckinger                   7,020,000                    35.6%
10570 Hagen Ranch Road
Boynton Beach, FL 33437
-------------------------------------------------------------------------------
John Stewart                                0                       0
10570 Hagen Ranch Road
Boynton Beach, FL 33437
-------------------------------------------------------------------------------
Evergreen Investment Group LP       1,900,000(1)(2)               9.6%
4050 NE 25th Avenue
Lighthouse Point, Florida 33064
-------------------------------------------------------------------------------
MJ Shulman, Inc.                    4,731,600(3)                 24.0%
7777 Glades Road #214
Boca Raton, Florida 33434
-------------------------------------------------------------------------------
Jessica Kohn                        1,774,350(4)                  9.0%
23 Rollingwood Dr
Voorhees,  New Jersey  08043
-------------------------------------------------------------------------------
All Officers and Directors as       7,020,000                    36.2%
a Group - two persons
-------------------------------------------------------------------------------
(1) Includes 1,200,000 shares which would be issuable upon conversion of indebtedness.
(2) The shares of Evergreen Investment Group LP are voted by Roy Bresky.
(3) Includes 4,731,600 shares which would be issuable upon conversion of preferred stock
(4) Includes 1,774,350 shares which would be issuable upon conversion of preferred stock

Item 12. Certain Relationships and Related Transactions.
The current Board of Directors of the Company has adopted a policy that Company affairs will be conducted in all respects by standards applicable to publicly-held corporations and that the Company will not enter into any transactions and/or loans between the Company and its officers, directors and 5% stockholders, unless the terms are no less favorable than could be obtained from independent third parties and unless such transactions are approved by a majority of the independent disinterested directors of the Company.

In November, 1998, the Company issued 10,000,000 shares of common stock to Atlas Marketing Association, Inc. for cash consideration of $950,000 pursuant to an exemption under Rule 504 of Regulation D of the Act. Atlas was an accredited investor. The Company believes that Atlas had knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of the purchase of these securities of the Company, and that it was knowledgeable about the Company's operations and financial condition. The terms and conditions of this financing were determined by the parties through arms length negotiations and the Company believes the terms are no less favorable to the Company than terms attainable from unaffiliated third parties.

In November, 1998 the Company issued 7,500,000 shares of common stock to Eric W. Deckinger in exchange for the assumption by Mr. Deckinger, a Director and President of the Company of $750,000 of the Company's debt to third parties. The Company believes that Mr. Deckinger had knowledge and experience in financial and business matters which allowed him to evaluate the merits and risk of the receipt of these securities of the Company, and that he was knowledgeable about the Company's operations and financial condition. The terms and conditions of this financing were determined by the parties through arms length negotiations and the Company believes the terms are no less favorable to the Company than terms attainable from unaffiliated third parties.

In May, 1999, the Company issued 862,158 shares of nonvoting preferred stock to MJ Shulman, Inc. in exchange for $862,158 of the Company's debt held by and loaned by MJ Shulman, Inc.. The Company believes that MJ Shulman, Inc. had knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of the purchase of these securities of the Company. The Company believes that MJ Shulman, Inc. was knowledgeable about the Company's operations and financial condition. The terms and conditions of this financing were determined by the parties through arms length negotiations and the Company believes the terms are no less favorable to the Company than terms attainable from unaffiliated third parties.

On June 13, 2000 the Company designated 5,900 shares of series B convertible preferred stock. The preferred stock has a stated value of $800 per share. The holders of the preferred stock are entitled to receive a dividend of at the rate of 5% per annum payable semi-annually, in arrears. The dividend may be paid in cash, or by the in-kind payment of common stock. The preferred stock may be converted into a quantity of shares of common stock of the Company that, after conversion, equal 59% of the then outstanding common stock on the day immediately prior to the conversion and each share of preferred stock is convertible into its pro rata quantity of common stock of the Company. The calculation is made based on, as if, the total original issue quantity of shares of the preferred stock is being converted in each occurrence of conversion.

Concurrent with the designation the Company issued 2,400 shares of preferred stock to M.J.Shulman, Inc. in exchange for debt outstanding at May 31, 2000 in the original face amount of $355,000 and unpaid interest thereon and the quantity of 862,158 shares of the Company's series A preferred stock.

Concurrent with the designation the Company issued 900 shares of preferred stock to Jessica Kohn in exchange for debt in the original face amount of $750,000 outstanding at May 31, 2000 and unpaid interest thereon.


Item 13. Exhibits and Reports on Form 8-K

    (a)  Exhibits.

Item 1. Index to Exhibits.

All exhibits set forth below are provided herewith.

No.      Description
---      -----------
3.1*     Articles of Incorporation and Amendments thereto.
3.2*     By-Laws and Amendments thereto.
4.1*     Form of Common Stock Certificate.
4.2* Form of Certificate of the Designation, Preferences, Rights and Limitations of Series A Preferred Stock
10.1*    LPS Acquisition Agreement dated May 28, 1998
10.2*    Torland Acquisition agreement dated May 1999
10.3*    Torland loan document #1
10.4*    Torland loan document #2
10.5*    Torland loan document #3
10.6*    Torland loan document #4
10.7*    Bank Loan Commitment
16.1*    Letter on change of certifying accountant
21.1*    Subsidiaries of the registrant
27       Financial Data Schedule (Electronic filing only).

* Incorporated by reference to the Company's Form 10SB as amended

(b) Reports on Form 8-K.
During the three months ended May 31, 2000 the Company did not file any reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15 (b) the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Group, Inc.,
a Nevada corporation

Date: August 14, 2000

By: /s/ Eric W. Deckinger
-------------------------
Eric W. Deckinger,
President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date August 14, 2000

By   /s/ Eric W. Deckinger
     ----------------------------------------------------
     Eric W. Deckinger, Director, President and Secretary

Date August 14, 2000

By   /s/ John Stewart
     ----------------------------------------------------
     John Stewart, Director, Vice-president and Treasurer

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS



                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                        F-1

CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheet                                       F-2

         Consolidated Statements of Operations                            F-3

         Consolidated Statement of Stockholders' Equity                   F-4

         Consolidated Statements of Cash Flows                            F-5

         Notes to the Consolidated Financial Statements                   F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
American Group, Inc.


We have audited the accompanying consolidated balance sheets of American Group, Inc. and subsidiaries as of May 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended May 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Group, Inc. as of May 31, 2000 and the results of its consolidated operations and its consolidated cash flows for the years ended May 31, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 2 and 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                Sweeney, Gates & Co.
July 22, 2000
Fort Lauderdale, FL

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 2000

ASSETS
Current assets:
    Cash                                                                             $     9,732
    Accounts receivable, less allowance for doubtful accounts
        of $10,000                                                                       108,018
    Inventory                                                                            107,636
                                                                                     -----------
        Total current assets                                                             225,386

Property, plant and equipment, net of accumulated
    depreciation of $315,982                                                           3,073,278

Other assets:
    Equipment deposit                                                                    700,000
    Goodwill, net                                                                      1,751,487
    Other                                                                                  4,484
                                                                                     -----------
                                                                                     $ 5,754,635
                                                                                     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of notes payable                                                 $ 3,096,603
    Current portion of convertible long-term debt                                        118,563
    Current portion of capital lease obligation payable                                   32,842
    Accrued interest payable                                                             278,216
    Accounts payable and accrued expenses                                                594,213
                                                                                     -----------
        Total current liabilities                                                      4,120,437
                                                                                     -----------
Long term liabilities:
    Long-term debt less current portion                                                  292,982
    Convertible long-term debt                                                           440,700
    Long-term capital lease obligation less current portion                               43,621
                                                                                     -----------
                                                                                         777,303
                                                                                     -----------

Stockholders' equity:
    Preferred stock, $.001 par value, 10,000,000 shares authorized;
        862,158 issued and outstanding                                                       862
    Common stock, $.001 par value, 50,000,000 shares authorized,
        19,415,000 shares issued and outstanding                                          19,415
    Additional paid-in capital                                                         4,552,691
    Comprehensive income                                                                   5,897
    Accumulated deficit                                                               (3,721,970)
                                                                                     -----------
        Total stockholders' equity                                                       856,895
                                                                                     -----------
                                                                                     $ 5,754,635
                                                                                     ===========

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED MAY 31, 2000 AND 1999

                                                      2000             1999
                                                  -----------       -----------

Revenue                                           $ 2,497,330       $ 2,240,995
Cost of sales                                       2,509,230         2,086,746
                                                  -----------       -----------
Gross profit (loss)                                   (11,900)          154,249

Selling, general and administrative expenses        1,679,040         1,000,860
                                                  -----------       -----------
Operating loss                                     (1,690,940)         (846,611)
                                                  -----------       -----------
Other income (expenses):
   Interest expense                                  (286,662)         (153,420)
   Interest income                                      1,634            74,432
                                                  -----------       -----------
                                                     (285,028)          (78,988)
                                                  -----------       -----------
Net loss                                          $(1,975,968)      $  (925,599)
                                                  ===========       ===========


Net loss per share, basic and fully diluted       $     (0.10)      $     (0.09)
                                                  ===========       ===========

Weighted average shares outstanding                19,066,781        10,001,154
                                                  ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE YEARS ENDED MAY 31, 2000 AND 1999

                                         Preferred Stock      Common Stock       Additional
                                       ------------------- -------------------    paid-in    Comprehensive  Accumulated
                                        Shares     Amount   Shares     Amount     capital       income        deficit      Total
                                       --------   -------- --------   --------   ----------  -------------  ----------- -----------
Balance, June 1, 1998                         -    $  -      535,000   $   535   $        -     $     -    $  (820,403) $  (819,868)

     Conversion of notes payable        862,158     862            -         -      861,296           -              -      862,158

     Sale of common stock                     -       -   10,000,000    10,000      940,000           -              -      950,000

     Conversion of notes payable              -       -    7,500,000     7,500      742,500           -              -      750,000

     Common stock issued in connection
         with compensation to
         consultants                          -       -       80,000        80        7,920           -              -        8,000

     Net loss                                 -       -            -         -            -           -       (925,599)    (925,599)
                                        -------    ----   ----------   -------   ----------     -------    -----------  -----------
Balance, May 31, 1999                   862,158     862   18,115,000    18,115    2,551,716           -     (1,746,002)     824,691

     Issuance of convertible debt
       with detachable warrants                                                     192,275                                 192,275

     Exercise of warrants                                    600,000       600       59,400           -                      60,000

     Purchase of Torland                                     700,000       700    1,749,300           -                   1,750,000

     Net loss                                 -       -            -         -            -           -     (1,975,968)  (1,975,968)

     Other comprehensive loss-
         foreign currency translation
         adjustment                                                                               5,897                       5,897
                                        -------    ----   ----------   -------   ----------     -------    -----------  -----------
Balance, May 31, 2000                   862,158    $862   19,415,000   $19,415   $4,552,691     $ 5,897    $(3,721,970) $   856,895
                                        =======    ====   ==========   =======   ==========     =======    ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED MAY 31, 2000 AND 1999

                                                                        2000              1999
                                                                    ------------       -----------
Cash flows from operating activities:
Net loss                                                            $ (1,975,968)      $  (925,599)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                      260,511            74,591
      Foreign currency exchange rate gain                                  5,897                 -
      Amortization of convertible note discount                           26,538                 -
      Issuance of common stock for services                                    -             8,000
      Changes in assets and liabilities:
        Accounts receivable                                              (17,916)          137,578
        Other receivables                                                      -           (58,320)
        Inventory                                                        (48,230)          (34,893)
        Prepaid expenses                                                       -             7,890
        Bank overdraft                                                         -           (39,357)
        Accounts payable and accrued expenses                            296,040           252,802
                                                                    ------------       -----------
     Net cash used in operations                                      (1,453,128)         (577,308)
                                                                    ------------       -----------
Cash flows from investing activities:
      Purchase of equipment                                                    -          (231,490)
      Cash used in business acquisition, net of cash acquired           (398,045)                -
      Deposit on new equipment                                          (513,000)         (187,500)
                                                                    ------------       -----------
     Net cash used by investing activities                              (911,045)         (418,990)
                                                                    ------------       -----------
Cash flows from financing activities:
       Payment of notes receivable                                             -          (568,500)
       Proceeds from notes payable and long-term debt                    725,000           740,208
       Proceed from loans payable                                      2,884,187                 -
       Payments on loans payable                                      (1,460,518)       (1,575,879)
       Proceeds from sale of common stock                                211,839         2,410,319
                                                                    ------------       -----------
     Net cash provided by financing activities                         2,360,508         1,006,148
                                                                    ------------       -----------
Net increase in cash                                                      (3,665)            9,850

Cash at beginning of year                                                 13,397             3,547
                                                                    ------------       -----------
Cash at end of year                                                 $      9,732       $    13,397
                                                                    ============       ===========
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                          $     83,875       $   145,434
                                                                    ============       ===========
    Cash paid during the year for taxes                             $          -       $         -
                                                                    ============       ===========

Supplemental disclosure of non-cash investing and financing activities:

In November 1998, the Company issued 7,500,000 shares of common stock to its President in exchange for $750,000 of Debt assumed by the President. On May 31, 1999 the Company issued 862,158 shares of preferred stock to an invesment banker in exchange for $862,158 of debt and accrued interest due the investment banker. In November 1998, the Company issued 80,000 shares of common stock at $.10 per share (market value) in exchange for professional services rendered to the Company. On August 15, 1999, the Company issued 700,000 shares of common stock in connection with the acquisition of Torland.

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - American Group, Inc. (the "Company") was incorporated on October 14, 1994, under the laws of the State of Nevada. The Company was inactive and in the development stage until May 31, 1998 when it purchased LPS Acquisition Corp. ("LPS"). The acquisition was treated as a reverse merger. LPS wholesales custom blended soil mixes to customers in Florida.

On August 15, 1999, the Company acquired all of the common stock of Torland 9006-1974 Quebec, Inc. ("Torland"), a Canadian entity incorporated under the Quebec Companies Act, that controls leases for a peat bog and operates a facility which harvests, packages and ships sphagnum peat moss. The acquisition was accounted for as a purchase.

Principles of consolidation - The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Inventory - Inventory, consisting mainly of finished product, is stated at lower of cost or market. Provision for potentially unsaleable inventory is made based upon management's analysis of inventory levels and future sales forecasts.

Property, plant, and equipment - Property, plant, and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in income. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method. The Company periodically evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards Board ("FASB") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of ("SFAS 121")". SFAS 121 compares the respective carrying values of long-lived assets to the current and expected future cash flows to be generated from such assets. The recoverability of property, plant, and equipment, is evaluated on a separate basis for the Company and each subsidiary.

Goodwill - Goodwill represents the excess of the cost of a company acquired over the fair value of its net assets at the date of acquisition. Goodwill is being amortized on the straight-line basis over 30 years. There was no amortization expense for the year ended May 31, 1999. Amortization expense for the year ended May 31, 2000 was $46,245.

Comprehensive Income - In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). "SFAS No. 130" establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

Results of operations for the Company's foreign entities are translated using the average exchange rates during the period. For foreign entities, assets and liabilities are translated to U.S. dollars using the exchange rates in effect at the balance sheet date. Resulting translation adjustments are recorded as a component of other comprehensive income, "Foreign Currency Translation Adjustments."

Comprehensive income is reported on the Consolidated Statement of Stockholders' Equity and accumulated other comprehensive income is reported on the Consolidated Balance Sheet.

Income tax - Income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based upon enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion of all of the deferred tax asset will not be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income (loss) per share - The Company accounts for earnings per share in accordance with FASB's Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires presentation of basic and diluted earnings or loss per share. The Company does not include potentially dilutive shares outstanding in its calculation of earnings per share since they would be anti-dilutive. Earnings or loss per share is computed by dividing net income or loss by the weighted average number of shares outstanding during the period.

Fair value of financial instruments - The fair value of the Company's financial instruments such as accounts receivables, accounts payable, and notes payable approximate their carrying value.

2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity capital and commencing profitable operations. During the interim, the Company must continue to operate on cash flows generated from loans, raising capital and internally generated cash flow. The Company experienced a loss of $1,975,968 and $925,599 for the years ended May 31, 2000 and 1999, respectively, and has a negative working capital of $3,895,051 at May 31, 2000. In addition, various notes payable are delinquent or in default. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans in regard to this matter are to raise capital, become profitable by integrating its operations with Torland, and increase efficiency by relocating its operations to a new facility in Homestead, Florida, near its customer base. The Company plans, upon integration with Torland, to begin utilizing the new facility, and management believes operating costs will decrease due to the efficiencies of the new facility. Management believes these efforts will generate positive cash flow. See Note 13 for further information. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. ACQUISITIONS

On August 18, 1997 the Company's subsidiary LPS purchased the assets and liabilities of Kedac, Inc. On May 28, 1998, the Company acquired all the common stock of LPS for 120,000 shares of the Company's stock and assumption of accounts payable, accrued expenses and notes payable. In addition, on that same date, the Company purchased all the common stock of Lator for 30,000 shares of the Company's stock and assumption of accrued expenses and notes payable. For accounting purposes the transaction was accounted for as a "reverse merger". As such, the financial statements of the Company reflect the assets, liabilities and operations of LPS and Lator, as if, they had been the reporting entities since inception.

The Company acquired Torland on August 15, 1999. Torland is a Canadian sphagnum peat moss bog and processing facility. The acquisition was accounted for as a purchase. The results of the operations of Torland are included in the consolidated statement of operations of the Company for the period August 16, 1999 through May 31, 2000.

The purchase price was 700,000 shares of the Company's common stock, and $1,235,000 in cash and a note payable, and the assumption of accounts payable and notes payable. The note called for payments of $200,000 on October 15, 1999; $70,000 on November 15, 1999; $200,000 on January 15, 2000; $200,000 on May 15,
2000; and $165,000 on August 17, 2000. The Company has not made any of the required payments since closing and was delinquent at May 31, 2000 for $670,000. The Company and representatives of the former stockholders of Torland are presently negotiating a written extension for the payment of this obligation. The Company has not been provided with any notice of default under this obligation, and the Company believes that it will be able to negotiate a written extension for the payment of its obligation to the former stockholders of Torland. No assurance, however, can be given that the Company will be successful in negotiating an extension of its payment obligations or that, if successful, it will be able to raise the additional capital necessary to make the payments. In addition, the Company issued 700,000 shares of its common stock to the seller valued at $1,750,000, which approximated market value.

The purchase price of the Torland transaction was allocated as follows:


Current assets                                 $  233,331
Property, plant and equipment                   2,545,270
Sphagnum peat reserves                            433,192
Goodwill                                        1,797,732
Liabilities assumed                              (955,038)
                                               ----------

                                               $4,054,487
                                               ==========

Payment consisted of the following:

Common stock                                   $1,750,000
Note receivable                                   967,500
Interest                                          101,987
Cash                                              400,000
Note payable                                      835,000
                                               ----------

                                               $4,054,487
                                               ==========

The following unaudited pro forma summary presents the consolidated results of operations of the Company for the year ended May 31, 1999 as if the acquisition had occurred on June 1, 1998:

         Revenue                 $2,983,115

         Net loss                $924,071

         Net loss per share      $(0.09)


4. PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consisted of the following at May 31, 2000:

                                                                 Estimated
                                                                useful life
                                                                -----------
      Machinery and equipment                 $ 1,305,500          5 years
      Furniture and fixtures                       22,746         10 years
      Building                                    192,190         20 years
      Vehicles                                    112,364          3 years
      Land improvements                         1,323,268       8-17 years
      Sphagnum peat reserves                      433,192         20 years
                                              -----------
                                                3,389,260

      Less:accumulated
      depreciation                               (315,982)
                                              -----------

                                              $ 3,073,278
                                              ===========

Depreciation expense for the years ended May 31, 2000 and 1999 was $220,037 and $101,716, respectively.

5. LONG-TERM DEBT AND NOTES PAYABLE

Notes payable consisted of the following at May 31, 2000:

     Note payable, 10% interest, due to a finance company, payable in monthly installments of $1,992, due October 2002, secured
     by a 1998 dump truck                                              $ 52,689

     Demand note payable, 10% interest due to an individual,
     guaranteed by American Risk Management, Inc., formerly known as Coventry Industries Corp. and the President of the
     Company, collateralized by accounts receivable and inventory       137,500

     Note payable, 11.6% interest, due to a finance company,
     payable in monthly installments of $3,747, due December 2001,
     secured by equipment                                                67,445

     Line of credit, due on demand, Canadian prime plus 1.5%
     interest, due to a bank, interest payable monthly, secured by accounts receivable and inventory of Torland, and the
     personal guarantee of the President of Torland. Loan in
     default                                                            172,666

     Term loan payable, Canadian prime plus 1.5% interest, due to a bank, payable in monthly installments of $2,767 plus
     interest, due May 2000, secured by equipment, and the
     personal guarantee of the President of Torland                       2,767

     Loan payable, Canadian prime plus 1.25% interest, due to a bank, payable in monthly installments of $1,107 plus
     interest, due November 2002, secured by general lien on
     movable equipment of Torland                                        17,709

     Loan payable, Canadian prime plus 1.5% interest, due to a
     bank, payable in monthly installments of $1,826, plus
     interest, due May 2003, secured by equipment, and the
     personal guarantee of the president of Torland                      54,124

     Term loan payable, Canadian prime plus 1.0% interest, due to a bank, payable in monthly installments of $3,953, plus
     interest, due July 2002, secured by equipment, and the
     personal guarantee of the President of Torland                     201,602

     Loan payable, 7.8% interest, due to a finance company,
     payable in monthly installments of $1,826, due July 2002,
     secured by equipment of Torland                                     55,520

     Note payable, 8% interest, due to Jennica Development
     Limited, collateralized by the Torland lease agreements, due in installments of $200,000 on October 28, 1999, $70,000 on
     November 15, 1999, $200,000 on January 15, 2000 and May 15,
     2000 and $165,000 on August 17, 2000. Loan is delinquent (See
     Note 3)                                                            835,000

     10% demand note payable due to a corporation (preferred
     stockholder)                                                       517,563

     10.66% demand note payable due to an individual, guaranteed
     by the preferred stockholder                                       275,000

     9% note payable due to an individual, due on September 7,
     2000                                                               750,000

     10% note payable due to a limited partnership, due on
     September 15, 2000                                                 250,000
                                                                    -----------
                                                                      3,389,585
     Less:  current maturities                                       (3,096,603)
                                                                    -----------
     Long-term debt                                                 $   292,982
                                                                    ===========

Maturities of long-term debt are as follows:

      2001                                        $ 3,096,603
      2002                                            146,734
      2003                                             86,954
      2004                                             47,436
      2005                                             11,858
                                                  -----------

                                                  $ 3,389,585
                                                  ===========

6. CAPITAL LEASE OBLIGATIONS

The Company leases operating equipment accounted for as capital leases. At May 31, 2000, the equipment and accumulated depreciation were recorded as follows:



      Machinery and equipment                     $    171,481
         Less:  accumulated depreciation               (37,668)
                                                  ------------

                                                  $    133,813
                                                  ============

The following is a schedule by year of the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of May 31, 2000:

      2001                                                $    43,012
      2002                                                     26,940
      2003                                                     22,404
      2004                                                      3,734
                                                          -----------

      Total minimum lease payments                             96,090
         Less:  amount representing interest                  (19,627)
                                                          -----------

      Present value of net minimum lease payments              76,463
         Less:  current portion                               (32,842)
                                                          -----------

                                                          $    43,621
                                                          ===========

7. CONVERTIBLE LONG-TERM DEBT

On July 29, 1999, the Company entered into a $600,000 promissory note, interest payable quarterly, at 10%, and principal due in full on July, 2004. The note is convertible, all or in part, into the Company's common stock at a price of $0.50 per share. As part of this transaction, the Company issued 600,000 warrants with an exercise price of $.10 per share. For accounting purposes the warrants were valued at $179,400 and a discount of the same amount was applied to the promissory note. At the time of the transaction, the Company believed the value of the warrants could not be based on the market value of the common stock because shares issued would be restricted and could not be sold in large lots without depressing the market value. Therefore, the Company valued the warrants based upon an assumed borrowing rate of 20%. The warrant value was established based on the difference between 20% and 10% discounting to present value over the term of the note. Amortization of the discount was $20,100 for the year ended May 31, 2000.

On December 9, 1999, the Company raised $125,000 from five investors issuing convertible debt and, 250,000 common stock warrants. The warrants have an exercise price of $.05 per share and expire on December 2001 (see Note 13). The convertible debt consists of five 18% promissory notes payable, originally due June 9, 2000, but renegotiated to be paid in full on September 9, 2000. These notes are convertible, all or in part, into the Company's common stock at a price of $0.40 per share. Using the same method as outlined above, the Company assumed, at this date, a borrowing rate of 36% and assigned a value of $12,875 to the warrants and a discount of the same amount to the promissory notes. The amortization period is ten months. At May 31, 2000, amortization was $6,438.


8. OPERATING LEASES

The Company leases trucks under operating leases that expire during March 2004. Payment on the leases vary according to usage, but average $14,000 per month. Lease expense for the years ended May 31, 2000 and 1999 totaled $272,329 and $147,460, respectively. LPS leases its facility on a month to month basis, (pending its relocation to its new facility in Homestead, Florida), at $6,500 per month.

At May 31, 2000 future minimum rental payments for operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows:


                    2001                                   $  168,000
                    2002                                      168,000
                    2003                                      168,000
                    2004                                       42,000
                                                           ----------

                    Total minimum payments                 $  546,000
                                                           ==========

9. EQUITY

Preferred Stock

On May 31, 1999, the Company issued 862,158 shares of Series A preferred stock to an investment banker, in exchange for $862,158 of debt and accrued interest. The preferred stock pays a 5% dividend, payable semi-annually in arrears in cash or by the in-kind payments of common stock. A cash dividend may only be paid out of earnings. If dividends are paid in common stock, the value of the in-kind common stock shall be the current market price. The Company has the right to redeem the preferred stock at 140% of its face value if the Company is not sold, or at 300% if the Company is sold. At May 31, 2000 the Company owed $43,108 in dividends to the holder of the series A preferred stock. Since earnings were not available for the dividend to be paid in cash, the Company was obligated to pay the dividend with in-kind common stock (see Note 13).

Common Stock

On November 16, 1998 the Company sold 10,000,000 shares of its common stock for cash consideration of $950,000 pursuant to an exemption under Rule 504 of Regulation D of the Securities Act of 1933, as amended. This amount was received by the Company during June 1999. In November 1998 the Company also issued 7,500,000 shares of common stock to its President, in exchange for $750,000 of his outstanding debt (See Note 5). On November 16, 1998, the Company issued 80,000 shares of common stock at $.125 per share in exchange for professional services rendered to the Company.

On July 29, 1999 the Company issued 600,000 shares of its common stock upon the exercise by one investor of 600,000 warrants to purchase common stock. The exercise price of each warrant was $.10 per share and the Company received $60,000 in cash.

On August 15, 1999 the Company issued 700,000 shares of its common stock in connection with the acquisition of Torland. The stock was valued at $1,750,000 (see Note 3).


10. INCOME TAXES

The Company had available at May 31, 2000, a net operating loss carry-forward for federal and state tax purposes of approximately $2,863,000 which could be applied against taxable income in subsequent years through 2020. The tax effect of the net operating loss is approximately $1,077,000, and a full valuation allowance has been recorded, since realization is uncertain.

Reconciliation of the differences between income taxes computed at the federal and state statutory tax rates and the provision for income taxes for the year ended May 31, 2000 is as follows:

         Income taxes computed at federal statutory
         tax rate (34%)                                         $   659,000
                                                                ===========
         State tax provision, net of federal benefits
         (3.63%)                                                     70,000
         Increase in valuation allowance                           (729,000)
                                                                -----------

         Provision for income taxes                             $         -
                                                                ===========


Temporary differences that give rise to significant deferred tax assets were not material at May 31, 2000. A reconciliation of the Company's deferred tax asset at May 31, 2000 is as follows:

          Net operating loss carryforward                       $ 2,863,000
                                                                ===========
          Total deferred tax assets                               1,077,000
          Valuation allowance                                    (1,077,000)
                                                                -----------

          Net deferred tax asset                                $         -
                                                                ===========


11. COMMITMENTS AND CONTINGENCIES

LPS had a lease for its operating facilities that expired on December 31, 1998. LPS continues to occupy the facility on a month-to-month basis. The Company intends to relocate in 2000 (See Note 8).

In December 1998, LPS entered into a lease for its new facility in Homestead, Florida. The lease is for a term of ten years with five consecutive three year options, exercisable at LPS's option (twenty-five years including options). The terms of the lease call for monthly lease payments of $7,500 in year one, 9,000 in year two and $15,000 for years thereafter. LPS will commence monthly rental payments when it occupies the facility.

LPS has purchased a state of the art conveyor system for its new facility. The total price of the conveyor system is approximately $1,500,000 and as of May 31, 2000 the Company paid $700,000 toward the system. The $700,000 was recorded as a deposit against the system since the system has not been delivered and installed and the Company has not taken title to the system.

12. CONCENTRATION OF SUPPLIER AND SALES

The Company purchases sphagnum peat moss from Torland, a wholly owned subsidiary. The Company was dependent upon Torland continuing in business in 1999, and its continuing ability to ship to the United States (see Notes 3 and 6). During fiscal 1999, the Company purchased approximately $290,000 of sphagnum peat moss from Torland.

13. SUBSEQUENT EVENTS

The Company issued 300,000 shares of common stock in exchange for the retirement of certain warrants issued in connection with convertible debt originally due June 9, 2000, but renegotiated to be paid in full on September 9, 2000.

On June 13, 2000, the Company designated 5,900 shares of convertible preferred stock as series B which has a stated value of $800 per share. The holders of the Series B preferred stock are entitled to receive dividends at the rate of 5% per annum payable semi-annually, in arrears. The dividend may be paid in cash, or by the in-kind payment of common stock. Payment of dividends in cash can only be paid if the Company has earnings. The preferred stock may be converted into a quantity of shares of common stock of the Company that, after conversion, equal 59% of the then outstanding common stock on the day immediately prior to the conversion, and each share of preferred stock is convertible into its pro rata quantity of common stock of the Company. The calculation is made based as if the total original issue quantity of shares of the preferred stock is being converted in each occurrence of conversion.

Concurrent with the designation of the Series B preferred stock, the Company issued 2,400 shares of Series B preferred stock to MJ Shulman, Inc. in exchange for debt outstanding at May 31, 2000 in the original face amount of $355,000 plus unpaid interest of $115,000 thereon, and the exchange of 862,158 series A preferred shares of the Company which included all dividends thereon.

Concurrent with the designation of the series B preferred stock, the Company issued 937 shares of Series B preferred stock to an individual in exchange for debt in the original face amount of $750,000 outstanding at May 31, 2000 plus unpaid interest thereon.

On July 9, 2000 the Company entered into an agreement to issue up to an additional 1,564 shares of series B preferred stock in exchange for total consideration of up to $1,251,200. The subscriber tendered and delivered to the Company marketable securities as in-kind consideration of the purchase price of the series B preferred stock. The Company shall issue series B preferred stock to the subscriber on a pro rata basis as the Company receives proceeds from the liquidation of the marketable securities. In the event the proceeds exceed $1,251,200, the excess shall be deemed an unsecured demand loan from the subscriber to the Company, bearing interest at 9%. As of July 19, 2000, the Company realized $305,000 in proceeds from the sale of the marketable securities.