Form 10QSB
period 2000-08-31
AMERICAN GROUP INC/FL
filed 2000-10-19
CIK 1083004

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2000

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

         Yes (x) No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 10, 2000 the registrant had issued and outstanding 985,750 shares of common stock. Transitional Small Business Disclosure Format (check one);

         Yes ( ) No (x)

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

                                                                        Page No.
                                                                        --------
Condensed Consolidated Balance Sheets at
August 31, 2000(unaudited) and
May 31, 2000 (audited)                                                   2

Condensed Consolidated Statements of Operations
for the three months ended August 31, 2000
and 1999 (unaudited)                                                     3

Condensed Consolidated Statements of Cash Flow for
the three months ended August 31, 2000
and 1999 (unaudited)                                                     4

Notes to the Condensed Consolidated Financial
Statements (Unaudited)                                                   5 - 7

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET


ASSETS                                                                                August 31,
                                                                                        2000
                                                                                      ----------
                                                                                      (unaudited)
       Current assets:
             Cash                                                                   $     28,919
             Accounts receivable, less allowance for doubtful accounts
                  of $10,000                                                             145,131
             Inventory                                                                   101,930
                                                                                    ------------

                  Total current assets                                                   275,980

       Property, plant and equipment, net of accumulated
             depreciation of $361,667                                                  3,088,306

       Other assets:
             Equipment deposit                                                           861,555
             Goodwill, net                                                             1,737,006
             Other                                                                        29,008
                                                                                     -----------

                                                                                     $ 5,991,855
                                                                                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

       Current liabilities:
             Current portion of notes payable                                        $ 2,063,841
             Current portion of convertible long-term debt                              $125,000
             Current portion of capital lease obligation payable                          25,592
             Accrued interest payable                                                    186,113
             Accounts payable and accrued expenses                                       683,204
                                                                                     -----------

                  Total current liabilities                                            3,083,750
                                                                                     -----------

       Long term liabilities:
             Long term debt less current portion                                         295,613
             Convertible long term debt                                                  449,670
             Long term capital lease obligation less current portion                      36,766
                                                                                     -----------

                                                                                         782,049
                                                                                     -----------


       Stockholders' equity:
             Preferred stock, $.001 par value, 10,000,000 shares authorized;
                  4,077 issued and outstanding                                                 4
             Common stock, $.001 par value, 50,000,000 shares authorized,
                  985,750 shares issued and outstanding                                      986
             Additional paid-in capital                                                7,027,957
             Comprehensive income                                                          1,460
             Accumulated deficit                                                      (4,904,351)
                                                                                     -----------

                  Total stockholders' equity                                           2,126,056
                                                                                     -----------

                                                                                     $ 5,991,855
                                                                                     ===========

    The accompanying notes are an integral part of these financial statements

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                             For the three        For the three
                                                              months ended        months ended
                                                               August 31,          August 31,
                                                                  2000               1999
                                                             --------------       -------------
                                                              (Unaudited)         (Unaudited)
Revenue                                                       $  862,851           $  572,141
Cost of sales                                                    907,651              578,401
                                                              ----------           ----------

Gross profit                                                     (44,800)              (6,260)

Selling, general and administrative expenses                     989,745              130,929
                                                              ----------           ----------

Operating loss                                                (1,034,545)            (137,189)
                                                              ----------           ----------

Other income (expenses):
     Interest expense                                           (148,345)             (29,032)
     Interest income                                                 509               12,544
     Other income                                                     --                    4
                                                              ----------           ----------

                                                                (147,836)             (16,484)
                                                              ----------           ----------

Net loss                                                     ($1,182,381)           ($153,673)
                                                              ==========           ==========


Net loss per share, basic and fully diluted                       ($1.21)              ($0.17)
                                                              ==========           ==========

Weighted average shares outstanding                              978,827              911,135
                                                              ==========           ==========


    The accompanying notes are an integral part of these financial statements

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    For the three            For the three
                                                                    months ended             months ended
                                                                      August 31,               August 31,
                                                                         2000                     1999
                                                                     -----------              ------------
                                                                     (Unaudited)               (Unaudited)
Cash flows from operating activities:
Net loss                                                            ($1,182,381)               ($153,673)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                      75,573                   10,643
      Issuance of common stock for services and interest                656,604                       --
      Foreign currency exchange rate loss                                (4,437)                      --
      Changes in assets and liabilities
        Accounts receivable                                             (37,113)                  92,269
        Other receivables                                                    --                   (5,334)
        Inventory                                                         5,706                   52,330
        Prepaid expenses                                                     --                  (21,841)
        Other assets                                                    (24,524)                      --
        Accounts payable and accrued expenses                           128,763                  (60,574)
                                                                    -----------               ----------

     Net cash used in operations                                       (381,809)                 (86,180)
                                                                    -----------               ----------

Cash flows from investing activities:
      Purchase of equipment                                             (60,713)                       0
      Cash used in business acquisition, net of cash acquired                --                 (397,520)
      Deposit on new equipment                                         (161,555)                (123,000)
                                                                    -----------               ----------

     Net cash used by investing activities                             (222,268)                (520,520)
                                                                    -----------               ----------

Cash flows from financing activities:
       Issuance (payment) of notes receivable                                --                 (110,000)
       Proceeds from notes payable and long term debt                   150,000                  600,000
       Payments on loans payable                                       (101,736)                 (43,833)
       Proceeds from sale of common and preferred stock                 575,000                  151,839
                                                                    -----------               ----------

     Net cash provided by financing activities                          623,264                  598,006
                                                                    -----------               ----------

Net increase in cash                                                     19,187                   (8,694)

Cash at beginning of year                                                 9,732                   13,397
                                                                    -----------               ----------

Cash at end of year                                                     $28,919                   $4,703
                                                                    ===========               ==========

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                              $53,335                   $8,481
                                                                    ===========               ==========
    Cash paid during the year for taxes                                      $0                       $0
                                                                    ===========               ==========

Non-Cash Supplementary Information:

On August 15, 1999 the Company issued 35,000 shares of common stock in connection with the acquisition of Torland.
On June 13, 2000 the Company issued 2,400 shares of Series B preferred stock to the existing Series A preferred shareholder in exchange for the outstanding Series A preferred stock and $456,928 in notes and accrued interest due to the shareholder. One June 13, 2000 the Company issued 959 shares of Series B preferred stock to an individual in exchange for $766,875 in notes and accured interest due to the individual. The Series B preferred stock had a stated value of $800.
On July 9, 2000 the Company issued 15,000 shares of stock at $3.80 (market value) in exchange for a loan extention on certain indebtedness


    The accompanying notes are an integral part of these financial statements

                              AMERICAN GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 August 31, 2000

Note 1 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and
Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended August 31, 2000 are not necessarily indicative of the results that may be expected for the year ending May 31, 2001.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 2000 as filed with the Securities and Exchange Commission.

Note 2 - Going Concern

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity capital and commencing profitable operations. During the interim, the Company must continue to operate on cash flows generated from loans, raising capital and internally generated cash flow. The Company experienced a loss of $1,182,381 for the three months ended August 31, 2000, and has a negative working capital of $2,807,770 at August 31, 2000. In addition, various notes payable are delinquent or in default. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3 - Stockholders' Equity

         On October 3, 2000, the Company executed a 20 to 1 reverse split of its common stock and all of the share amounts in these financial statements have been restated for the reverse split.

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

Introduction
The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity capital and commencing profitable operations. While pursuing equity capital, the Company must continue to operate on cash flow generated from operations and financing activity. The Company experienced a loss of $1,182,381 for the three months ended August 31, 2000 and has a negative working capital of $2,807,770. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are to raise capital, become profitable by integrating its operations with Torland and increase efficiency by relocating its operations into a new state of the art soil blending facility near Homestead, Florida, close to the major portion of its customer base. Additionally, the Company plans, along with the integration with Torland, to begin utilizing this state of the art soil blending plant, which management believes will substantially decrease its operating costs. Management believes these efforts will generate positive cash flow.

Three months Ended August 31, 2000 compared to for the three months ended August 31, 1999
Revenues for the three months ended August 31, 2000 were $862,851 compared to $572,141 for the three months ended August 31, 1999. The increase in sales can be attributed to the inclusion of three full months of sales for Torland which was acquired on August 15, 1999 and an increase in sales at LPS. Gross profit
(loss) margins as a percentage of revenues for the three months ended August 31, 2000 and 1999 were (5.2%) and (1.1%), respectively. The decrease in the gross profit margin can be attributed to increased labor and material costs as a percentage of sales. The Company's current facility is not adequate to handle the volume of business currently in place. Due to the Company's poor cash flow during the three months ended August 31, 2000, the Company was unable to avail itself of any purchasing discounts that would have otherwise been available had the Company been able to make commitments to purchase products at greater amounts. The Company estimates that the price of material is 20% higher than the price that could be obtained if the Company were able to take advantage of volume price concessions. The Company is currently relocating to Homestead, FL where it is expected to reverse the negative gross profit trend. Operating expenses for the three months ended August 31, 2000 and 1999 were $989,745 and $130,929, respectively, consisting of selling, general and administrative expenses. For the three months ended August 31, 2000 operating expenses include a payment-in-kind of preferred stock of the Company valued at the stated value of $800 per share which amounted to approximately

$600,344. The net losses for the three months ended August 31, 2000 and 1999 were $1,182,381 and $153,673, respectively. The decrease is due to the deterioration of the Company's gross profit margin during the first quarter of fiscal year 2001, the payment-in-kind of preferred stock of the Company valued at the stated value of $800 per share which amounted to approximately $600,344 and the issuance of 300,000 share of the Company's common stock, valued at $56,550 (market value), in exchange for the retirement of certain warrants issued in connection with convertible debt and the extension for payment of this debt.

         At August 31, 2000, the Company had cash and cash equivalents of $28,919, which was an increase of $19,187 compared to the cash held at May 31, 2000. During the three months ended August 31, 2000, the Company used net cash for operations of $381,809, which was primarily due to the Company's operating loss. This was funded by additional borrowings and issuance of stock. In addition the Company had a working capital deficit of $2,807,770 at August 31, 2000.

Qualitative Discussion

         The Company believes that LPS's present operations will require LPS obtain additional capital during the next twelve months. One of the Company's objectives for the next twelve months is to increase the capital base of LPS, so that LPS can increase the scope of its operation with the construction of its new soil blending facility, and to acquire additional soil blending capacity. It is unknown at this time whether the Company will be successful in raising capital on reasonable terms for the purpose of increasing the capital base of LPS. Accordingly, the Company anticipates that there would be a significant increase in the number of its employees at the operating unit or subsidiary level, at such time, if any, that acquisitions may be consummated. The Company has been unable to meet its cash requirements for its current operations through internal cash flow in the prior twelve months. These requirements were only met by the additional sale of stock. The Company believes that LPS's cash requirements for LPS's current operations during the next twelve months, excluding capital requirements for the construction of its new soil blending facility, can be met through LPS's internal cash flow from operations. The Company's other cash requirements would be in connection with additional capital for LPS's growth, if any, in an amount not yet determined. The Company must pay $835,000 in connection with the acquisition of Torland. As of August 31, 2000 the note payable to the former Torland shareholders was delinquent. The note holder has made no assertion to close on the note.

         Until such time as the operating results of the Company improve sufficiently, the Company must obtain outside financing to fund the expansion of the business and to meet the obligations of the Company as they become due. Any additional debt or equity financing may be dilutive to the interests of the shareholders of the Company. Such outside financing must be provided from the sale of equity securities, borrowing, or other sources of third party financing in order for the Company to expand its operations.Further, the sale of equity securities could dilute the Company's existing stockholders' interest, and borrowings from third parties could result in assets of the Company being pledged as collateral and loan terms which would increase its debt service requirements and could restrict the Company's operations. There is no assurance that capital will be available from any of these sources, or, if available, upon terms and conditions acceptable to the Company.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         None.

Item 2. Changes in Securities.

On June 9, 2000, the Company issued 300,000 shares of common stock as an inducement to extend the debt of five debt holders. The transaction was valued at $57,000. This transaction was made in reliance on an exemption pursuant to 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information.

On October 3, 2000 Robert I. Claire,J.D., C.P.A. became President and Director of the Company. Mr. Claire, 41, is a sole practitioner and former Partner at the Law Firm of Kind, Selman & Claire of Boca Raton, Florida. He has previously served as Counsel to American Group, Inc. and its subsidiaries. Specializing in Real Estate, Corporate and Business law, Mr. Claire moves into a position previously held by Mr. Eric Deckinger.

Mr. Deckinger had been serving as President of American Group, Inc., and President of the subsidiary Lantana Peat and Soil (LPS). Mr. Deckinger will remain in his position with LPS.

Item 6. Exhibits and Report on Form 8-K.

         (a)      Exhibits.

No.                               Description
---                               -----------

27                Financial Data Schedule (Electronic filing only).

         (b) Reports on Form 8-K.

         During the three months ended August 31, 2000 the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          American Group, Inc.,
                                          a Nevada corporation

Date: October 19, 2000                    By: /s/ Robert I. Claire
                                              ---------------------
                                              Robert I. Claire,
                                              President