Form 10QSB
period 2000-11-30
AMERICAN GROUP INC/FL
filed 2001-01-19
CIK 1083004

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended November 30, 2000

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

         Yes (x) No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of January 8, 2001 the registrant had issued and outstanding 985,750 shares of common stock. Transitional Small Business Disclosure Format (check one);

         Yes ( ) No (x)

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

                                                                        Page No.
                                                                        --------
Condensed Consolidated Balance Sheet at
November 30, 2000 (unaudited)                                              2

Condensed Consolidated Statements of Operations
for the three and six months ended November 30, 2000
and 1999 (unaudited)                                                     3-4

Condensed Consolidated Statements of Cash Flow for
the six months ended November 30, 2000
and 1999 (unaudited)                                                     5-6

Notes to the Condensed Consolidated Financial
Statements (Unaudited)                                                   7 - 8

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          November 30, 2000 (unaudited)

ASSETS
       Current assets:
             Cash                                                                   $      9,985
             Accounts receivable, less allowance for doubtful accounts
                  of $10,000                                                             218,830
             Inventory                                                                   105,852
                                                                                    ------------

                  Total current assets                                                   334,667

       Property, plant and equipment, net of accumulated
             depreciation of $434,641                                                  2,954,619

       Other assets:
             Equipment deposit                                                           936,555
             Goodwill, net                                                             1,722,025
             Other                                                                        73,537
                                                                                     -----------

                                                                                     $ 6,021,403
                                                                                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

       Current liabilities:
             Current portion of long-term debt                                       $   927,776
             Convertible debt                                                            768,283
             Current portion of capital lease obligation payable                          26,705
             Accrued interest payable                                                    150,089
             Accounts payable and accrued expenses                                       743,978
                                                                                     -----------

                  Total current liabilities                                            2,616,831
                                                                                     -----------

       Long term liabilities:
             Long term debt less current portion                                       1,111,696
             Long term capital lease obligation less current portion                      28,683
                                                                                     -----------

                                                                                       1,140,379
                                                                                     -----------
       Stockholders' equity:
             Preferred stock, $.001 par value, 9,991,000 authorized;
                  no shares issued and outstanding                                   $         -
             Preferred stock, Series C, $.001 par value, 9,000 authorized;
                  5,600 issued and outstanding                                                 6
             Common stock, $.001 par value, 50,000,000 shares authorized,
                  985,750 shares issued and outstanding                                      986
             Additional paid-in capital                                                8,228,083
             Comprehensive income                                                          8,497
             Accumulated deficit                                                      (5,973,379)
                                                                                     -----------

                  Total stockholders' equity                                           2,264,193
                                                                                     -----------

                                                                                     $ 6,021,403
                                                                                     ===========


    The accompanying notes are an integral part of these financial statements

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             For the three        For the three
                                                              months ended        months ended
                                                               November 30,        November 30,
                                                                  2000               1999
                                                             --------------       -------------
                                                              (Unaudited)         (Unaudited)

Revenue                                                       $  979,686           $  833,993
Cost of sales                                                  1,052,180              757,767
                                                              ----------           ----------

Gross profit (loss)                                              (72,494)              76,226

Selling, general and administrative expenses (including
     non-cash stock compensation of $1,218,472)                  822,852              269,753
                                                              ----------           ----------

Operating loss                                                  (895,346)            (193,527)
                                                              ----------           ----------

Other income (expenses):
     Interest expense                                           (173,891)             (38,922)
     Interest income                                                 209                  351
     Other income                                                     --                  102
                                                              ----------           ----------

                                                                (173,682)             (38,469)
                                                              ----------           ----------

Net loss                                                     $(1,069,028)           $(231,996)

Preferred stock dividends                                         18,000                   --
                                                              ----------           ----------
Net loss available to
     common stockholders                                     $(1,087,028)           $(231,996)
                                                              ==========           ==========

Net loss per share, basic and fully diluted                       $(1.08)              $(0.24)
                                                              ==========           ==========

Weighted average shares outstanding                              985,750              960,750
                                                              ==========           ==========


    The accompanying notes are an integral part of these financial statements

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              For the six         For the six
                                                              months ended        months ended
                                                               November 30,        November 30,
                                                                  2000               1999
                                                             --------------       -------------
                                                              (Unaudited)         (Unaudited)

Revenue                                                       $1,842,537           $1,406,134
Cost of sales                                                  1,959,831            1,336,168
                                                              ----------           ----------

Gross profit (loss)                                             (117,294)              69,966

Selling, general and administrative expenses (including
     non-cash stock compensation of $618,128)                  1,812,597              400,682
                                                              ----------           ----------

Operating loss                                                (1,929,891)            (330,716)
                                                              ----------           ----------

Other income (expenses):
     Interest expense                                           (322,236)             (67,954)
     Interest income                                                 718               12,895
     Other income                                                     --                  106
                                                              ----------           ----------

                                                                (321,518)             (54,953)
                                                              ----------           ----------

Net loss                                                     $(2,251,409)           $(385,669)

Preferred stock dividends                                         18,000                   --
                                                              ----------           ----------
Net loss available to
     common stockholders                                     $(2,269,409)           $(385,669)
                                                              ==========           ==========

Net loss per share, basic and fully diluted                       $(2.30)              $(0.41)
                                                              ==========           ==========

Weighted average shares outstanding                              979,569              935,832
                                                              ==========           ==========


    The accompanying notes are an integral part of these financial statements

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     For the six              For the six
                                                                     months ended             months ended
                                                                      November 30,            November 30,
                                                                         2000                     1999
                                                                     -----------              ------------
                                                                     (Unaudited)               (Unaudited)

Cash flows from operating activities:
Net loss                                                            ($2,251,409)               ($385,669)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                     313,858                   21,287
      Issuance of common stock for services and interest              1,274,732                       --
      Changes in assets and liabilities
        Accounts receivable                                            (110,812)                 (82,900)
        Other receivables                                                    --                  101,987
        Inventory                                                         1,784                   19,970
        Other assets                                                    (44,529)                      --
        Accounts payable and accrued expenses                           224,396                  183,149
                                                                    -----------               ----------

     Net cash used in operations                                       (591,980)                (142,176)
                                                                    -----------               ----------

Cash flows from investing activities:
      Cash used in business acquisition, net of cash acquired                --                 (397,520)
      Deposit on new equipment                                         (261,079)                (123,000)
                                                                    -----------               ----------

     Net cash used by investing activities                             (261,079)                (520,520)
                                                                    -----------               ----------

Cash flows from financing activities:
       Proceeds from notes payable and long term debt                   326,669                  490,000
       Payments on loans payable                                        (48,357)                 (52,290)
       Proceeds from sale of common and preferred stock                 575,000                  211,839
                                                                    -----------               ----------

     Net cash provided by financing activities                          853,312                  649,549
                                                                    -----------               ----------

Net increase in cash                                                        253                  (13,147)

Cash at beginning of year                                                 9,732                   13,397
                                                                    -----------               ----------

Cash at end of year                                                      $9,985                     $250
                                                                    ===========               ==========

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                              $55,045                  $67,954
                                                                    ===========               ==========
    Cash paid during the year for taxes                                      $0                       $0
                                                                    ===========               ==========


                                    Continued

Non-Cash Supplementary Information:

On August 15, 1999 the Company issued 35,000 shares of common stock in connection with the acquisition of Torland.

On June 13, 2000 the Company issued 2,400 shares of Series B preferred stock to the existing Series A preferred stockholder in exchange for the outstanding Series A preferred stock and $456,928 in notes and accrued interest due to the stockholder. One June 13, 2000 the Company issued 959 shares of Series B preferred stock to an individual in exchange for $766,875 in notes and accrued interest due to the individual. The Series B preferred stock had a stated value of $800.

On July 9, 2000 the Company issued 15,000 shares of stock at $3.80 (market value)and recorded $57,000 of expense in exchange for a loan extension on certain indebtedness.

On October 24, 2000 the Company issued 2,400 shares of Series C preferred stock to the existing Series B preferred stockholder in exchange for the outstanding Series B preferred stock. On October 24, 2000 the Company issued 2,000 shares of Series C preferred stock to an individual in exchange for 1,677 shares of outstanding Series B preferred stock. On October 24, 2000 the Company issued 800 shares of Series C preferred stock to Limited Partnership in exchange for $600,000 of convertible debt.

On November 30, 2000 the Company issued 400 shares of Series C preferred stock to an individual for a release of an unasserted claim.


    The accompanying notes are an integral part of these financial statements

                              AMERICAN GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 November 30, 2000

Note 1 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and
Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended November 30, 2000 are not necessarily indicative of the results that may be expected for the year ending May 31, 2001.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 2000 as filed with the Securities and Exchange Commission.

Note 2 - Going Concern

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity capital and commencing profitable operations. During the interim, the Company must continue to operate on cash flows generated from loans, raising capital and internally generated cash flow. The Company experienced a loss of $2,251,409 for the six months ended November 30, 2000, and has a negative working capital of $2,282,164 at November 30, 2000. In addition, various notes payable are delinquent or in default. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3 - Stockholders' Equity

         On October 26, 2000, the Company designated 9,000 shares of convertible preferred stock as Series C which has a stated value of $800 per share. The holders of the Series C preferred stock are entitled to receive dividends at the rate of 5% per annum payable semi-annually, in arrears. The dividends may be paid in cash, or by the in-kind payment of common stock. Payment of dividends in cash can only be paid if the Company has earnings. The preferred stock may be converted into a quantity of shares of the then outstanding common stock of the Company that, after conversion, equal 90% of the then outstanding common stock on the day immediately prior to the conversion, and each share of preferred stock is convertible into its pro rata quantity of common stock of the Company. The calculation is made based as if the total original issue quantity of shares of the preferred stock is being converted in each occurrence of conversion.

         Concurrent with the designation of the Series C preferred stock, the Company issued 2,400 shares of the Series C preferred stock to MJ Shulman, Inc. in exchange for 2,400 shared of the Series B preferred stock.

         Concurrent with the designation of the Series C preferred stock, the Company issued 2,000 shares of the Series C preferred stock to an individual in exchange for 1,677 shared of the Series B preferred stock.

         Concurrent with the designation of the Series C preferred stock, the Company issued 800 shares of the Series C preferred stock to a limited partnership in exchange for $600,000 of convertible debt.

         On October 24, 2000 the Company entered into a total of $643,283 of promissory notes, with interest at 10%, interest and principal due in full on March 31,2001. The notes were issued in exchange for notes outstanding in similar amounts. The entire unpaid principal balance and all unpaid accrued interest owing, together with all other charges, if any, on these notes, at the sole discretion of the Company, may be paid by either (i) cash or (ii) conversion into common stock of the Company at a conversion price of $.25 per share.

         On November 30, 2000 the Company issued 400 shares of the Series C preferred stock to an individual for a release of an unasserted claim an expensed $320,000. Concurrent with the issuance the Company and its president guaranteed an obligation to the same individual for approximately $352,000 undertaken by an officer of the Company. The guarantee is removed pro rata with the individual's proceeds from the 400 shares of the Series C preferred stock.

Note 4 - Long Term Debt

         On January 18, 2001, the Company entered into an agreement with the former Torland Stockholders to restructure the terms of the existing $835,000 promissory note whereby the unpaid principal and accrued interest will be payable as follows: $50,000 due on February 28, 2001, $50,000 due on July 31, 2001, $100,000 due on December 31, 2001 and the balance in 60 annual payments of principal and interest beginning February 1, 2002. Interest shall accrue at the rate of 8% until the note is paid in full. Consequently $821,283 of the note is shown as long term debt and the balance is short term debt.

Item 2. Management's Discussion and Analysis or Plan or Operation.

Forward-looking Statement and Information

The Company is including the following cautionary statement in this Form 10-QSB for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following is an important factor that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to obtain acceptable forms and amounts of financing to fund planned acquisitions and the new facility in Homestead.


Introduction

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity capital and commencing profitable operations. While pursuing equity capital, the Company must continue to operate on cash flow generated from operations and financing activity. The Company experienced a loss of $2,251,409 for the six months ended November 30, 2000 and has a negative working capital of $2,282,164. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are to raise capital, become profitable by integrating its operations with Torland and increase efficiency by relocating its operations into a new state of the art soil blending facility near Homestead, Florida, close to the major portion of its customer base. Additionally, the Company plans, along with the integration with Torland, to begin utilizing this state of the art soil blending plant, which management believes will substantially decrease its operating costs. Management believes these efforts will generate positive cash flow.

Six months Ended November 30, 2000 compared to for the six months ended November 30, 1999

Revenues for the six months ended November 30, 2000 were $1,842,537 compared to $1,406,134 for the six months ended November 30, 1999. The increase in sales can be attributed to the inclusion of three full months of sales for Torland which was acquired on August 15, 1999, and an increase in sales at LPS. Gross profit
(loss) margins as a percentage of revenues for the six months ended November 30, 2000 and 1999 were (6.3%) and 5.0%, respectively. The decrease in the gross profit margin can be attributed to increased labor and material costs as a percentage of sales. The Company's current facility is not adequate to handle the volume of business currently in place. Due to the Company's poor cash flow during the six months ended November 30, 2000, the Company was unable to avail itself of any purchasing discounts that would have otherwise been available had the Company been able to make commitments to purchase products in greater amounts. The Company estimates that the price of material is 20% higher than the price that could be obtained if the Company were able to take advantage of volume price discounts. The Company is currently in the process of constructing its facility in Homestead, Fla. to which it will move when completed. Operating expenses for the six months ended November 30, 2000 and 1999 were $1,812,597 and $400,682, respectively, consisting of selling, general and administrative expenses. For the six months ended November 30, 2000 operating expenses include a payment-in-kind of preferred stock of the Company valued at the stated value of $800 per share which amounted to approximately $1,218,472. The net losses for the six months ended November 30, 2000 and 1999 were $2,251,409 and $385,669, respectively. The decrease is due to the deterioration of the Company's gross profit margin during the first quarter of fiscal year 2001, the payment-in-kind of preferred stock of the Company, and the issuance of 15,000 share of the Company's common stock, valued at approximately $57,000 (market value), in exchange for the retirement of certain warrants issued in connection with convertible debt and the extension for payment of this debt.


Three months Ended November 30, 2000 compared to for the three months ended November 30, 1999

Revenues for the three months ended November 30, 2000 were $979,686 compared to $833,993 for the three months ended November 30, 1999. The increase in sales can be attributed to an increase in sales at LPS. Gross profit (loss) margins as a percentage of revenues for the three months ended November 30, 2000 and 1999 were (7.4%) and 9.1%, respectively. The decrease in the gross profit margin can be attributed to increased labor and material costs as a percentage of sales. The Company's current facility is not adequate to handle the volume of business currently in place. Due to the Company's poor cash flow during the three months ended November 30, 2000, the Company was unable to avail itself of any purchasing discounts that would have otherwise been available had the Company been able to make commitments to purchase products in greater amounts. The Company estimates that the price of material is 20% higher than the price that could be obtained if the Company were able to take advantage of volume price discounts. The Company is currently in the process of constructing its facility in Homestead, Fla. to which it will move when completed. Operating expenses for the three months ended November 30, 2000 and 1999 were $822,852 and $269,753, respectively, consisting of selling, general and administrative expenses. For the three months ended November 30, 2000 operating expenses include a payment-in-kind of preferred stock of the Company valued at the stated value of $800 per share which amounted to approximately $618,128. The net losses for the three months ended November 30, 2000 and 1999 were $1,069,028 and $231,996, respectively. The decrease is due to the deterioration of the Company's gross profit margin during the first quarter of fiscal year 2001 and the payment-in-kind of preferred stock of the Company.

         At November 30, 2000, the Company had cash and cash equivalents of $9,985, which was an increase of $253 compared to the cash held at May 31, 2000. During the six months ended November 30, 2000, the Company used net cash for operations of $591,980, which was primarily due to the Company's operating loss. This was funded by additional borrowings and issuance of stock. In addition, the Company had a working capital deficit of $2,282,164 at November 30, 2000.

Qualitative Discussion

         The Company believes that LPS's present operations will require LPS obtain additional capital during the next twelve months. One of the Company's objectives for the next twelve months is to increase the capital base of LPS, so that LPS can increase the scope of its operation with the construction of its new soil blending facility, and to acquire additional soil blending capacity. It is unknown at this time whether the Company will be successful in raising capital on reasonable terms for the purpose of increasing the capital base of LPS. The Company has been unable to meet its cash requirements for its current operations through internal cash flow in the prior twelve months. These requirements were only met by the additional sale of stock or borrowings. The Company believes that LPS's cash requirements for LPS's current operations during the next twelve months, excluding capital requirements for the construction of its new soil blending facility, can be met through LPS's internal cash flow from operations. The Company's other cash requirements would be in connection with additional capital for LPS's growth, if any, in an amount not yet determined. The Company must pay $835,000 in connection with the acquisition of Torland.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         None.

Item 2. Changes in Securities.

         We have issued the following shares based upon an exemption from registration pursuant to 4(2) of the Securities Act of 1933. No commissions were paid.

         On October 26, 2000, the Company designated 9,000 shares of convertible preferred stock as Series C which has a stated value of $800 per share. The holders of the Series C preferred stock are entitled to receive dividends at the rate of 5% per annum payable semi-annually, in arrears. The dividends may be paid in cash, or by the in-kind payment of common stock. Payment of dividends in cash can only be paid if the Company has earnings. The preferred stock may be converted into a quantity of shares of the then outstanding common stock of the Company that, after conversion, equal 90% of the then outstanding common stock on the day immediately prior to the conversion, and each share of preferred stock is convertible into its pro rata quantity of common stock of the Company. The calculation is made based as if the total original issue quantity of shares of the preferred stock is being converted in each occurrence of conversion.

         Concurrent with the designation of the Series C preferred stock, the Company issued 2,400 shares of the Series C preferred stock to MJ Shulman, Inc. in exchange for 2,400 shares of the Series B preferred stock.

         Concurrent with the designation of the Series C preferred stock, the Company issued 2,000 shares of the Series C preferred stock to an individual in exchange for 1,677 shares of the Series B preferred stock.

         Concurrent with the designation of the Series C preferred stock, the Company issued 800 shares of the Series C preferred stock to a limited partnership in exchange for $600,000 of convertible debt.

         On October 24, 2000 the Company entered into a total of $643,283 of promissory notes, with interest at 10%, interest and principal due in full on March 31, 2001. The notes were issued in exchange for notes outstanding in similar amounts. The entire unpaid principal balance and all unpaid accrued interest owing, together with all other charges, if any, on these notes, at the sole discretion of the Company, may be paid by either (i) cash or (ii) conversion into common stock of the Company at a conversion price of $.25 per share.

         On November 30, 2000 the Company issued 400 shares of the Series C preferred stock to an individual for a release of an unasserted claim. Concurrent with the issuance the Company and its president guaranteed an obligation to the same individual for approximately $352,000 undertaken by an officer of the Company. The guarantee is removed pro rata with the individual's proceeds from the 400 shares of the Series C preferred stock.

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

Item 5. Other Information.

         None.

Item 6. Exhibits and Report on Form 8-K.

         (a)      Exhibits.

No.                               Description
---                               -----------

27                Financial Data Schedule (Electronic filing only).

         (b) Reports on Form 8-K.

         During the three months ended November 30, 2000 the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          American Group, Inc.,
                                          a Nevada corporation

Date: January 19, 2001                    By: /s/ Robert I. Claire
                                              ---------------------
                                              Robert I. Claire,
                                              President