Form 10QSB
period 2001-02-28
AMERICAN GROUP INC/FL
filed 2001-04-18
CIK 1083004

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended February 28, 2001

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

         Yes (x) No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 13, 2001 the registrant had issued and outstanding 985,750 shares of common stock. Transitional Small Business Disclosure Format (check one);

         Yes ( ) No (x)

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

                                                                        Page No.
                                                                        --------
Condensed Consolidated Balance Sheet at
February 28, 2001 (unaudited)                                              2

Condensed Consolidated Statements of Operations
for the three and nine months ended February 28, 2001
and 2000 (unaudited)                                                     3-4

Condensed Consolidated Statements of Cash Flow for
the nine months ended February 28, 2001
and 2000 (unaudited)                                                     5-6

Notes to the Condensed Consolidated Financial
Statements (unaudited)                                                   7-8

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          February 28, 2001 (unaudited)


ASSETS
       Current assets:
             Cash                                                                     $    15,429
             Accounts receivable, less allowance for doubtful accounts
                  of $10,000                                                              103,902
             Inventory                                                                     79,293
                                                                                      -----------

                  Total current assets                                                    198,624

       Property, plant and equipment, net of accumulated
             depreciation of $496,473                                                   2,836,042

       Other assets:
             Equipment deposit                                                          1,116,555
             Goodwill, net                                                              1,706,543
             Other                                                                        154,191
                                                                                      -----------

                                                                                      $ 6,011,955
                                                                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

       Current liabilities:
             Current portion of long-term debt                                        $ 1,667,328
             Convertible debt                                                             768,283
             Current portion of capital lease obligation payable                           24,697
             Accrued interest payable                                                     208,225
             Accounts payable and accrued expenses                                        744,554
                                                                                      -----------

                  Total current liabilities                                             3,413,087
                                                                                      -----------

       Long term liabilities:
             Long term debt less current portion                                          912,541
             Long term capital lease obligation less current portion                       28,683
                                                                                      -----------

                                                                                          941,224
                                                                                      -----------
       Stockholders' equity:
             Preferred stock, $.001 par value, 9,991,000 authorized;
                  no shares issued and outstanding                                    $      --
             Preferred stock, Series C, $.001 par value, 9,000 authorized;
                  5,600 issued and outstanding                                                  6
             Common stock, $.001 par value, 50,000,000 shares authorized,
                  985,750 shares issued and outstanding                                       986
             Additional paid-in capital                                                 8,210,083
             Comprehensive income                                                          31,245
             Accumulated deficit                                                       (6,584,676)
                                                                                      -----------

                  Total stockholders' equity                                            1,657,644
                                                                                      -----------

                                                                                      $ 6,011,955
                                                                                      ===========

    The accompanying notes are an integral part of these financial statements

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             For the three        For the three
                                                              months ended        months ended
                                                               February 28,        February 28,
                                                                  2001               2000
                                                             --------------       -------------
                                                              (Unaudited)         (Unaudited)
Revenue                                                       $  516,063           $  651,178
Cost of sales                                                    547,405              792,016
                                                              ----------           ----------

Gross profit (loss)                                              (31,342)            (140,838)

Selling, general and administrative expenses                     471,171              323,775
                                                               ----------           ----------

Operating loss                                                  (502,513)            (464,613)
                                                              ----------           ----------

Other income (expenses):
     Interest expense                                           (108,839)             (31,595)
     Interest income                                                  55                1,483
     Other income                                                     --                  382
                                                              ----------           ----------

                                                                (108,784)             (29,730)
                                                              ----------           ----------

Net loss                                                       $(611,297)           $(494,343)

Preferred stock dividends                                         18,000                   --
                                                              ----------           ----------
Net loss available to
     common stockholders                                       $(629,297)           $(494,343)
                                                              ==========           ==========

Net loss per share, basic and fully diluted                       $(.64)              $(0.51)
                                                              ==========           ==========

Weighted average shares outstanding                              985,750              970,750
                                                              ==========           ==========

    The accompanying notes are an integral part of these financial statements

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              For the nine        For the nine
                                                              months ended        months ended
                                                               February 28,        February 28,
                                                                  2001               2000
                                                             --------------       -------------
                                                              (Unaudited)         (Unaudited)
Revenue                                                       $2,358,600           $2,057,312
Cost of sales                                                  2,507,236            2,128,184
                                                              ----------           ----------

Gross profit (loss)                                             (148,636)             (70,872)

Selling, general and administrative expenses (including
     non-cash stock compensation of $1,218,472 in 2001)        2,283,768              724,457
                                                              ----------           ----------

Operating loss                                                (2,432,404)            (795,329)
                                                              ----------           ----------

Other income (expenses):
     Interest expense                                           (431,075)             (99,549)
     Interest income                                                 773               14,378
     Other income                                                     --                  488
                                                              ----------           ----------

                                                                (430,302)             (84,683)
                                                              ----------           ----------

Net loss                                                     $(2,862,706)           $(880,012)

Preferred stock dividends                                        (36,000)                   --
                                                              ----------           ----------
Net loss available to
     common stockholders                                     $(2,898,706)           $(880,012)
                                                              ==========           ==========

Net loss per share, basic and fully diluted                       $(2.95)              $(0.93)
                                                              ==========           ==========

Weighted average shares outstanding                              981,614              947,472
                                                              ==========           ==========

    The accompanying notes are an integral part of these financial statements

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     For the nine              For the nine
                                                                     months ended             months ended
                                                                      February 28,            February 28,
                                                                         2001                     2000
                                                                     -----------              ------------
                                                                     (Unaudited)               (Unaudited)
Cash flows from operating activities:
Net loss                                                            ($2,862,706)               ($880,012)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                     391,172                   127,643
      Issuance of common stock for services and interest              1,274,732                       --
      Changes in assets and liabilities
        Accounts receivable                                               4,116                   (6,305)
        Other receivables                                                    --                  101,987
        Inventory                                                        28,343                   23,931
        Other assets                                                   (149,707)                      --
        Bank Overdraft                                                       --                   58,113
        Accounts payable and accrued expenses                           287,856                  222,133
                                                                    -----------               ----------

     Net cash used in operations                                     (1,026,194)                (352,510)
                                                                    -----------               ----------

Cash flows from investing activities:
      Cash used in business acquisition, net of cash acquired                --                 (397,520)
      Deposit on new equipment                                         (359,810)                (257,500)
                                                                    -----------               ----------

     Net cash used by investing activities                             (359,810)                (655,020)
                                                                    -----------               ----------

Cash flows from financing activities:
       Proceeds from notes payable and long term debt                   893,951                  929,900
       Payments on loans payable                                        (77,250)                (147,606)
       Proceeds from sale of common and preferred stock                 575,000                  211,839
                                                                    -----------               ----------

     Net cash provided by financing activities                        1,391,701                  994,133
                                                                    -----------               ----------

Net increase in cash                                                      5,697                  (13,397)

Cash at beginning of year                                                 9,732                   13,397
                                                                    -----------               ----------

Cash at end of year                                                     $15,429                       $0
                                                                    ===========               ==========

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                              $63,235                  $91,538
                                                                    ===========               ==========
    Cash paid during the year for taxes                                      $0                       $0
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

On October 24, 2000 the Company issued 2,400 shares of Series C preferred stock to the existing Series B preferred stockholder in exchange for the outstanding Series B preferred stock. On October 24, 2000 the Company issued 2,000 shares of Series C preferred stock to an individual in exchange for 1,677 shares of outstanding Series B preferred stock. On October 24, 2000 the Company issued 800 shares of Series C preferred stock to a limited partnership in exchange for $600,000 of convertible debt.

On November 30, 2000 the Company issued 400 shares of Series C preferred stock to an individual for a release of an unasserted claim.




   The accompanying notes are an integral part of these financial statements

                              AMERICAN GROUP, INC.
    SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                February 28, 2001

Note 1 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and
Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended February 28, 2001 are not necessarily indicative of the results that may be expected for the year ending May 31, 2001.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 2000 as filed with the Securities and Exchange Commission.

Note 2 - Going Concern

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity capital and commencing profitable operations. During the interim, the Company must continue to operate on cash flows generated from loans, raising capital and internally generated cash flow. The Company experienced a loss of $2,862,706 for the nine months ended February 28, 2001, and has a negative working capital of $3,214,463 at February 28, 2001. In addition, one of the notes payable are delinquent. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3 - Stockholders' Equity

         On October 24, 2000, the Company issued convertible promissory notes totaling $643,283, with interest at 10%, interest and principal due in full on March 31,2001. The notes were issued in exchange for notes outstanding in The same amounts. The unpaid principal balance and all accrued interest on these notes, at the sole discretion of the Company, may be paid by either (i) cash or
(ii) conversion into common stock of the Company at a conversion price of $.25 per share.

On March 31, 2001, in consideration for delays experienced in the opening of the Homestead plant, $397,274 of the above convertible notes were modified as follows:

     1. The notes shall be converted at any time prior to April 30, 2001, at such date as the note holder shall determine by written notice to the Company,

     2.   The price of conversion shall be the market price

     3. The convertible notes shall include a detachable warrant to purchase 2,000,000 shares of common stock at $.10 per share for a period of one year

     4. The Company shall file a registration statement with regard to the underlying shares by April 30, 2001

On April 12, 2001 the Company was notified that $275,000 of the notes would be converted.

On March 31, 2001, in consideration for delays experienced in the opening of the Homestead plant $246,009 of the convertible notes were modified as follows:

     1. The notes shall be converted at any time prior to April 30, 2001, at such date as the note holder shall determine by written notice to the Company,

     2.   The price of conversion shall be the market price

     3. The Company shall file a registration statement with regard to the underlying shares by April 30, 2001

On April 12, 2001 the Company was notified that $246,009 of the notes would be converted.

Any charges resulting from this restructuring will be reflected in the fourth quarter.

Note 4 - Long Term Debt

         On January 18, 2001, the Company entered into an agreement with the former Torland Stockholders to restructure the terms of the existing $835,000 promissory note whereby the unpaid principal and accrued interest will be payable as follows: $50,000 due on February 28, 2001, $50,000 due on July 31, 2001, $100,000 due on December 31, 2001 and the balance in 60 annual payments of principal and interest beginning February 1, 2002. Interest shall accrue at the rate of 8% until the note is paid in full. Consequently $721,283 of the note is shown as long term debt and the balance is short term debt. The Company is delinquent on the initial payment.

Item 2. Management's Discussion and Analysis or Plan or Operation.

Forward-looking Statement and Information

We are including the following cautionary statement in this Form 10-QSB for any forward-looking statements made by, or on behalf of, us. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following is an important factor that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: our ability to obtain acceptable forms and amounts of financing to fund planned acquisitions and the new facility in Homestead.

Introduction

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity capital and commencing profitable operations. While pursuing equity capital, the Company must continue to operate on cash flow generated from operations and financing activity. The Company experienced a loss of $2,862,706 for the nine months ended February 28, 2001 and has a negative working capital of $3,214,463. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are to raise capital, become profitable by integrating its operations with Torland and increase efficiency by relocating its operations into a new state of the art soil blending facility near Homestead, Florida, close to the major portion of its customer base. Additionally, the Company plans, along with the integration with Torland, to begin utilizing this state of the art soil blending plant, which management believes will substantially decrease its operating costs. Management believes these efforts will generate positive cash flow.

Nine months ended February 28, 2001 compared to for the nine months ended February 29, 2000:

Revenues for the nine months ended February 28, 2001 were $2,358,600 compared to $2,057,312 for the nine months ended February 29, 2000. The increase in sales can be attributed to the inclusion of three full months of sales for Torland which was acquired on August 15, 1999, and an increase in sales at LPS. Gross profit (loss) margins as a percentage of revenues for the nine months ended February 28, 2001 and 2000 were (6.3%) and (3.4%), respectively. The decrease in the gross profit margin can be attributed to increased labor and material costs as a percentage of sales. The Company's current facility is not adequate to handle the volume of business currently in place. Due to the Company's poor cash flow during the nine months ended February 28, 2001, the Company was unable to avail itself of any purchasing discounts that would have otherwise been available had the Company been able to make commitments to purchase products in greater amounts. The Company estimates that the price of material is 20% higher than the price that could be obtained if the Company were able to take advantage of volume price discounts. The Company is currently in the process of constructing its facility in Homestead, Fla. to which it will move when completed. Operating expenses for the nine months ended February 28, 2001 and 2000 were $2,283,768 and $724,457, respectively, consisting of selling, general and administrative expenses. For the nine months ended February 28, 2001, operating expenses include a payment-in-kind of preferred stock of the Company valued at the stated value of $800 per share which amounted to approximately $1,218,472. The net losses for the nine months ended February 28, 2001 and 2000 were $2,862,706 and $880,012, respectively. The decrease is due to the deterioration of the Company's gross profit margin during the first quarter of fiscal year 2001, the payment-in-kind of preferred stock of the Company, and the issuance of 15,000 share of the Company's common stock, valued at approximately $57,000 (market value), in exchange for the retirement of certain warrants issued in connection with convertible debt and the extension for payment of this debt.

Three months ended February 28, 2001 compared to for the three months ended February 29, 2000:

Revenues for the three months ended February 28, 2001 were $516,063 compared to $651,178 for the three months ended February 29, 2000. The decrease in sales can be attributed to a decrease in sales at LPS. Gross profit (loss) margins as a percentage of revenues for the three months ended February 28, 2001 and 2000 were (6.1%) and (21.6%), respectively. The increase in the gross profit margin can be attributed to decreased labor and material costs as a percentage of sales. The Company's current facility is not adequate to handle the volume of business currently in place. Due to the Company's poor cash flow during the three months ended February 28, 2001, the Company was unable to avail itself of any purchasing discounts that would have otherwise been available had the Company been able to make commitments to purchase products in greater amounts. The Company estimates that the price of material is 20% higher than the price that could be obtained if the Company were able to take advantage of volume price discounts. The Company is currently in the process of constructing its facility in Homestead, Fla. to which it will move when completed. Operating expenses for the three months ended February 28, 2001 and 2000 were $471,171 and $323,775, respectively, consisting of selling, general and administrative expenses. The net losses for the three months ended February 28, 2001 and 2000 were $611,297 and $494,343, respectively. The decrease is due to increased interest expense and increased selling general and administrative costs compared to the prior quarter.

         At February 28, 2001, the Company had cash and cash equivalents of $15,429, which was an increase of $5,697 compared to the cash held at May 31, 2000. During the nine months ended February 28, 2001, the Company used net cash for operations of $1,026,194, which was primarily due to the Company's operating loss. This was funded by additional borrowings and issuance of stock. In addition, the Company had a working capital deficit of $3,214,463 at February 28, 2001.

Qualitative Discussion

         The Company believes that LPS's present operations will require LPS to obtain additional capital during the next twelve months. One of the Company's objectives for the next twelve months is to increase the capital base of LPS, so that LPS can increase the scope of its operations with the construction of its new soil blending facility, and to acquire additional soil blending capacity. It is unknown at this time whether the Company will be successful in raising capital on reasonable terms for the purpose of increasing the capital base of LPS. The Company has been unable to meet its cash requirements for its current operations through internal cash flow in the prior twelve months. These requirements were only met by the additional sale of stock or borrowings. The Company believes that LPS's cash requirements for LPS's current operations during the next twelve months, excluding capital requirements for the construction of its new soil blending facility, can be met through LPS's internal cash flow from operations. The Company's other cash requirements would be in connection with additional capital for LPS's growth, if any, in an amount not yet determined. The Company must pay $921,283 in connection with the acquisition of Torland.

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

         None.

Item 5. Other Information.

         None.


Item 6. Exhibits and Report on Form 8-K.

         (a)      Exhibits.

                  None.

         (b) Reports on Form 8-K.

         During the three months ended February 28, 2001 the Company did not file any reports on Form 8-K.




                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          American Group, Inc.,
                                          a Nevada corporation

Date: April 17, 2001                      By: /s/ Robert I. Claire
                                          ---------------------
                                          Robert I. Claire,
                                          President