Form 10KSB
period 2001-05-31
AMERICAN GROUP INC/FL
filed 2001-09-12
CIK 1083004

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
(x) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year period ended May 31, 2001 OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to ______

                         Commission file number 0-30474

                              American Group, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Florida                                88-0326984
--------------------------------          ---------------------------------
  (State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)

5295 Town Center Road #301, Boca Raton, FL            33486
-----------------------------------------      -------------------
(Address of principal executive offices)          (Zip Code)

                                  561-393-5655
                           ---------------------------
                           (Issuer's telephone number)

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

Revenues for the most recent fiscal year: $3,070,376. Aggregate market value of the voting common stock held by non-affiliates:$57,045

As of August 21, 2001 the registrant had issued and outstanding 9,440,956 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
Transitional Small Business Disclosure Format (check one);
Yes ( ) No (x)

                                     PART I

Item 1. Description of Business.

         American Group, Inc. (the "Company"), a Nevada Corporation, was incorporated in 1994. Since May 1998 our principal business has been the custom blending of soil mixes for the commercial nursery industry. Through our wholly owned subsidiary, LPS Acquisition Corp. ("LPS"), we do business under the name Lantana Peat and Soil ("Lantana"). Lantana is a distributor of custom blended soil mixes to several hundred wholesale nursery customers located primarily in Florida. The Company owns 9006-1974 Quebec, Inc. ("Torland"), which controls leases for a peat bog and operates a facility which harvests, packages and ships sphagnum peat moss.


History

         In December, 1994 Kedac, Inc. ("Kedac") entered into an agreement to acquire the assets and liabilities of Can-Flo International, Inc.("Can-Flo"), which consisted of the operations of Lantana. Kedac and Can-Flo were unaffiliated. Can-Flo was a holding company for Lantana, a distributor of custom blended soil mixes. Kedac was formed for the purpose of acquiring Can-Flo. Can-Flo received cash and notes from Kedac. Mr. Eric Deckinger (currently one of our directors) was the owner and executive officer of Kedac. Mr. Deckinger had no affiliation with Can-Flo. Kedac acquired Lantana in order to gain a foothold in the custom blended soil mix business.

         In July, 1997 Lator International, Inc. ("Lator"), obtained an option to purchase Torland from the stockholders of Torland in exchange for a loan to Torland, collateralized by inventory. This option served as the basis of our August, 1999 acquisition of Torland. Lator and Torland were unaffiliated. Mr. Deckinger had no affiliation with either Lator or Torland.

         As a result of litigation filed against Kedac in May, 1995 (by a creditor of Can-Flo), Kedac filed under Chapter 11 of the Bankruptcy Code in January, 1997. In August, 1997, the Bankruptcy court (i) approved a liquidating Chapter 11 plan for Kedac, whereby LPS purchased the assets and assumed the liabilities of Kedac for cash and (ii) discharged the lawsuit against Kedac. One of the assets acquired by LPS was the name Lantana Peat and Soil and LPS has continued to operate under that name.

         LPS was formed for the sole purpose of purchasing the assets and assuming the liabilities of Kedac in order to pursue a business opportunity. At the time of the purchase of the assets by LPS, Mr. Deckinger was engaged as general manager of LPS.

         In September, 1997 the stockholders of LPS sold 100% of the outstanding stock to Coventry Industries Corp. ("Coventry") for shares of stock in Coventry. At the time of the acquisition of LPS, Coventry was a Florida holding company with diversified business interests including a machine welding plant in Tennessee, a fire sprinkler fabricator in Florida and a job placement firm in Tennessee. Our management believed that the business purpose of this transaction was to provide Coventry with an operating company with management in place. In addition, LPS had an option to acquire a Canadian peat bog and processing facility. In exchange for his assumption of existing indebtedness of LPS ("Indebtedness") Mr. Deckinger remained general manager of LPS and became a preferred stockholder of Coventry. Prior to the transaction, neither Mr. Deckinger nor LPS were affiliated with Coventry. Two family members of affiliates of Coventry, however, each owned 7.4% of LPS common stock. Neither family member was an officer or director of LPS.

         On May 31, 1998 we acquired all the common stock of LPS from Coventry for 6,000 shares (22.4%) of our common stock. As part of this transaction, Mr. Deckinger agreed to convey back to Coventry his preferred stock, and we agreed to assume his Indebtedness. Prior to this transaction, the American Group, Inc. had no operations or assets.

         On May 31, 1998 we purchased all the common stock of Lator (which had a $350,000 note receivable from Torland, a note receivable from LPS for $315,000 and owned the option to purchase Torland) for 1,500 shares of our common stock, (6%) and the assumption of Lator's accrued expenses and notes payable.

         We were not affiliated with Coventry, LPS, Lator or Mr. Deckinger at the time of the Lator acquisition. Mr. Deckinger continued to function as general manager of LPS and became our president. The business reason for the acquisition was (1) for us to acquire an operating business with an option to acquire a Canadian peat bog and processing facility and (2) for Coventry to divest itself of a subsidiary that did not fit its business profile. We believed the Canadian peat bog and processing facility had tremendous upside potential. In November, 1998 Mr. Deckinger assumed $750,000 of our debt in exchange for 375,000 shares of our common stock.

         On August 15, 1999 we, through our wholly-owned Canadian subsidiary 9075-7774 Quebec, Inc., exercised our option to acquire Torland, a Canadian sphagnum peat moss bog and processing facility. Our Canadian subsidiary 9075-7774 Quebec, Inc. was formed for the sole purpose of acquiring Torland. The purchase required us to issue 35,000 shares of our common stock to the stockholders of Torland, pay $400,000 at the time of closing and requires payment, as renegotiated on January 18, 2001, of an additional $50,000 on February 28, 2001, $50,000 on July 31, 2001, $100,000 on December 31, 2001 and
the balance of $721,000 in sixty equal installments of principal and interest beginning February 1, 2002. This obligation is payable with interest at 8% per annum. We have not made our February and July 2001 payment totaling $100,000.

         We are presently negotiating a written extension on the payment of this obligation with representatives of the former stockholders of Torland and have not been provided with any notice of default. We believe that we will be able to negotiate a written extension for the payment with the former stockholders of Torland. No assurance, however, can be given that we will be successful in negotiating an extension of our payment obligations or, that if successful, we will be able to raise the additional capital necessary to make our payment. We are also attempting to raise the capital needed to fund the balance of the transaction. There can be no assurance that we will be successful with this or any other activity to raise additional capital.

         The overarching goal of all of the above transactions was to have a custom soil blending business in Homestead, Florida with a state of the art soil blending plant, together with a controlling interest in a premium producer of Canadian sphagnum peat moss.


Business Activities

         We are a custom blender of soil mixes for the commercial nursery industry. Our current annual revenue is $3,070,376, which is approximately 100% of our current capacity. Our principal supplier of sphagnum peat moss is Torland.

         In February, 1999, we began construction of a new $1,500,000 soil blending facility located near Homestead, Florida, the heart of the Florida nursery industry. It will have the capacity to produce upwards of approximately $15,000,000 in revenues from the sale of blended soil products annually (based on current market prices). In addition to the increased capacity, the new facility is located within fifteen minutes of the Homestead commercial nursery markets. We believe that, with our increased capacity and the proximity of the new facility to the Homestead commercial nursery market, we will be able to increase our revenues and generate operating profits. The plant is anticipated to be completed in September, 2001 and is approximately 95% completed as of the date of this 10-KSB. We are presently trying to raise the capital needed to finance the completion of the new plant and/or payoff the existing debt obtained to complete the new plant. There can be no assurance that we will be successful with this or any other activity to raise additional capital.

Soil Blending

         Our ingredients for custom soil blending are Canadian and Florida peat moss, sawdust, sand, wood chips, pine bark and wood mulch. The soil blends are made for a specific purpose such as the germination of seeds, the propagation of cuttings, or growing plants and flowers in pots.

         We obtain raw materials for the blending processes from Torland and other vendors located in Florida and Southern Georgia.


Differentiation From Competition

         We differentiate ourselves from competitors by our relationship with Torland, which allows us to purchase high quality sphagnum peat moss at approximately 66% of the cost of other suppliers. Current market pricing for a 55 cubic foot bale of Canadian sphagnum peat moss is between $82 - $93 per bale. We purchase the same size bale from Torland at $60 per bale. Our new mixing plant will significantly increase our capacity to produce our custom blended soil products with efficiencies that are expected to reduce our current unit costs, and enhance our commitment to customer service.

         Canadian sphagnum peat moss currently represents approximately 29% of the total product cost of our various soil blends. Even with the savings we have in the purchase of Canadian sphagnum peat moss, to this point we have been unable to generate positive income from operations due to the inefficiencies associated with our Boynton Beach, Florida location. The present plant requires two times the labor cost of the new plant, and is over three times slower in producing an average load of blended soil mix. It now takes approximately 2.5 hours to deliver an average load of soil mix as compared to approximately 15 minutes at the new location.


Seasonality

         Our customers are primarily commercial nurseries that require soil mixes on a twelve month basis. Our strongest months for delivery to customers occur during April through June and mid-August through November.


Marketing

         We market our products by direct sales. LPS's current customer base is composed of approximately 350 commercial nurseries throughout Florida.


Government Regulation

         We are subject to federal, state and local regulations including environmental protection regulations. Such regulations deal with the handling, transport and disposal of materials we utilize. We believe that we are in compliance with these regulations.


Trademarks

         None


Employees

         As of August, 2001, we had 12 employees of which four are in management. We believe that our labor relations are good. No employee is represented by a labor union.

Subsidiaries

         We have three wholly-owned subsidiaries, LPS Acquisition Corp., a Florida corporation, dba Lantana Peat and Soil, Lator International, Inc., a Florida corporation and 9075-7774 Quebec, Inc. d/b/a/ Torland. LPS operates our soil mixing business. Lator was acquired in order to obtain its right to acquire Torland. 9075-7774 Quebec, Inc. acquired Torland on August 15, 1999.


Overall Cash Flow Situation

         A total of approximately $300,000 will be needed to complete our planned new plant facility by September 2001. The total cost of the plant and improvement is estimated at $1,500,000 of which we have already funded $1,200,000. In addition, $921,000 is due in payments relating to the Torland acquisition over the next five years of which $100,000 is past due. We are currently operating in a deficit cash position and do not generate positive cash flow from our current operations. There can be no assurance that we will be successful in finding an investor or group of investors.

         An abandonment or non-payment on the plant would be catastrophic to our soil blending operation. We cannot operate in our current location beyond the anticipated new plant completion date and our current equipment would need substantial repair to operate beyond the anticipated completion date (September
2001). Non-payment of the Torland obligation may result in our forfeiting back to its previous owners Torland and the Canadian peat moss bog facility. We are not able to produce income from operations in our existing facility. We have continued to operate in order to maintain existing market share until relocation into our new facility. We project positive income from operations within two months of moving into our new facility.


Going Concern Considerations

         In Note 2 to the audited financial statements, our independent auditors have reported that we have suffered recurring losses from operations that raise substantial doubt about our ability to continue as a going concern. During the year ended May 31, 2001 we incurred net losses available to common stockholders of $4,670,647, and during the year ended May 31, 2000, we incurred a net loss of $1,975,968. Also, at May 31, 2001, we had negative working capital of $2,786,556. These factors along with an accumulated deficit of $7,609,274 at May 31, 2001 raise substantial doubt about our ability to continue as a going concern.

Our plans in regard to this matter are to raise capital, become profitable by integrating our operations with Torland and increasing efficiencies by relocating our operations into a new state of the art soil blending facility near Homestead, Florida, close to the major portion of our customer base.

Additionally, we believe our integration with Torland and the utilization of our new facility, will substantially decrease our operating costs. We believe these efforts will generate positive cash flow. There can be no assurance that our planned financing activities will be successful or that we will have the ability to implement our business plan and ultimately attain profitability. Our long-term viability as a going concern is dependent upon two key factors, as follows:

1. Our ability to obtain adequate sources of debt or equity funding to meet current levels of operations and fund the expansion of our business operations; and

2. Our ability to ultimately achieve adequate profitability and cash flows from operations to sustain and expand our operations.


Torland Obligation

In connection with our acquisition of Torland we are obligated to pay, as renegotiated on January 18, 2001 (in addition to the $400,000 we paid at the time of closing) an additional $921,000 as follows: $50,000 on February 28, 2001, $50,000 on July 31, 2001, $100,000 on December 31, 2001 and the balance of
$721,000 in sixty equal installments of principal and interest beginning February 1, 2002. This obligation is payable with interest at 8% per annum. We have not made our February and July payments totaling $100,000. We have not been provided with notice of default under this obligation. No assurance, however, can be given that we will be able to raise the additional capital necessary to make the required payments. We are presently trying to raise the capital needed to fund the balance of the transaction. There can be no assurance that we will be successful with this or any other activity to raise additional capital.


Financing

We must obtain outside financing to fund the expansion of the business and to meet our obligations as they become due. Any additional debt or equity financing may be dilutive to the interests of our stockholders. Such outside financing must be provided from the sale of equity securities, borrowing, or other sources of third party financing. Further, the sale of equity securities would substantially dilute our existing stockholders' interests, and borrowings from third parties could result in our assets being pledged as collateral. Loan terms which would increase our debt service requirements could restrict our operations. There is no assurance that capital will be available from any of these sources, or, if available, upon terms and conditions acceptable to us.


Item 2. Description of Property

         Our principal executive offices are located at 5295 Town Center Road #301, Boca Raton, Florida 33486, tel. (561) 393-5655. In December 1998, LPS entered into a lease for its new facility in Homestead, Florida. The lease is for a term of ten years with five consecutive three year options, exercisable at LPS's option (twenty-five years including options). The terms of the lease call for monthly lease payments of $7,500 in year one, $9,000 in year two and $15,000 for years thereafter. LPS will commence monthly rental payments when it occupies the facility.

     The peat moss bog at Torland is comprised of 4,700 acres. The bog is leased from the Canadian government under five separate leases and the leases are for a 15 years term at a total rent of $1,100 each. The current lease term expires in 2008. The leases self-renew for another 15 year term.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None
                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters.
Our common stock is currently traded on the over-the-counter bulletin board ("OTCBB") under the symbol "AMCG." The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCBB. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.


HIGH LOW
QUARTER ENDED                               BID         BID

--------------------------------------------------------------------
August 31  (*)       1999                $ 3 3/8      $ 2.00
--------------------------------------------------------------------
November 30  (*)     1999                $2 3/16      $  3/8
--------------------------------------------------------------------
February 29  (*)     2000                $   7/8      $  1/8

--------------------------------------------------------------------
May 31  (*)          2000                $ .52        $ .09
---------------------------------------------------------------------
August 31  (*)       2000                $3 3/8       $2.00
--------------------------------------------------------------------
November 30          2000                $3.60        $ 3/8
--------------------------------------------------------------------
February 29          2001                $ 1.0        $ .25
--------------------------------------------------------------------
May 31               2001                $ .25        $ .06
--------------------------------------------------------------------

-----------
(*) Pre-reverse split. On October 2, 2000 The Company executed a 20 to 1 reverse split of its Common Stock and all the share amounts in this Form 10-KSB are reflective of the reverse split.

The bid price on the Company's common stock was $ .18 per share on August 24, 2001.

As of August 24, 2001, there were approximately 929 holders of record of the Company's common stock.

The Company's transfer agent is Florida Atlantic Stock Transfer, Inc., 7130 Nob Hill Road, Tamarac, Florida 33321.

Dividend Policy

We have not paid, and do not currently intend to pay, cash dividends on our common stock in the foreseeable future. Our policy is to retain all earnings, if any, to provide funds for operation and expansion of our business. The declaration of dividends, if any, will be subject to the discretion of the Board of Directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others.


Item 6. Management Discussion and Analysis or Plan of Operation

The following Management Discussion and Analysis or Plan of Operation is qualified by reference to and should be read in conjunction with, our Consolidated Financial Statements and the Notes thereto as set forth beginning on page F-1.

Forward-looking Statement and Information

We are including the following cautionary statement for any forward-looking statements made by, or on our behalf. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: our ability to effectuate and successfully operate acquisitions and our ability to obtain acceptable forms and amounts of financing to fund planned acquisitions and the new facility in Homestead.


Introduction

Our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining equity capital and commencing profitable operations. While pursuing equity capital, we must continue to operate on cash flow generated from operations and financing activity. We experienced a net loss available to common stockholders of $4,591,647 for the year ended May 31, 2001 and have a negative working capital of $2,707,556. These factors raise substantial doubt about our ability to continue as a going concern. Our plans in regard to this matter are to raise capital, become profitable by integrating operations with Torland and increase efficiency by relocating our operations into a new state of the art soil blending facility in Homestead, Florida, close to the major portion of our customer base. Additionally, we plan, along with the integration with Torland, to begin utilizing this blending plant which we believe will substantially decrease our operating costs. We believe these efforts will generate positive cash flow.


Year Ended May 31, 2001 compared to May 31, 2000

Revenues for the year ended May 31, 2001 were $3,070,376 compared to $2,497,330 for the year ended May 31, 2000. The increase in sales can be attributed to the inclusion of three full months of sales for Torland which was acquired on August 15, 1999, and an increase in sales at LPS. Gross profit margins as a percentage of revenues for the year ended May 31, 2001 and 2000 were (3.3)% and (0.5)%, respectively. The decrease in the gross profit margin can be attributed to increased labor and material costs as a percentage of sales. Our current facility is not adequate to handle the volume of business currently in place. Due to our poor cash flow during the years ended May 31, 2001 and 2000, we were unable to avail ourselves of any purchase discounts that would have otherwise been available had we been able to make commitments to purchase products in greater quantities. We estimate that the price of material is 20% higher than the price that could be obtained if we were able to take advantage of volume price discounts.

Operating expenses for the year ended May 31, 2001 and 2000 were $1,817,943 and $1,679,040, respectively. For the year ended May 31, 2001 and 2000, operating expenses included a $87,320 and $319,617, respectively, provision against certain officer loans. For the year ended May 31, 2001 expenses included a provision to settle a potential claim for $320,000.

The net loss available to common stockholders of $4,537,647 for the year ended May 31, 2001 consisted of non-cash charges of $2,837,705 (which included depreciation and amortization costs of $305,638, an impairment charge to goodwill of $1,051,562, preferred stock dividends and other charges of $783,343 and stock issued for debt conversion and release of an unasserted claim of $776,162) and operating losses of $1,699,942. The net loss of $1,975,968 for the year ended May 31, 2000 consisted of non-cash losses of $606,720 (which included depreciation and amortization costs of $287,049 and a provision of approximately $319,671 charged to compensation for certain officer loans) and operating losses of $1,369,248.

At May 31, 2001, we had cash and cash equivalents of $1,471 which was a decrease of $8,261 compared to the cash held at May 31, 2000. During the year ended May 31, 2001, we used net cash for operations of $1,236,713, which was primarily due to our operating loss. This was funded by additional borrowings. In addition, we had a working capital deficit of $2,786,556 at May 31, 2001.

Qualitative Discussion

We believe that LPS's present operations will require LPS to obtain additional capital during the next twelve months. One of our objectives for the next twelve months is to increase the capital base of LPS, so that LPS can increase the scope of its operations with the construction of its new soil blending facility, and to acquire additional soil blending capacity. It is unknown at this time whether we will be successful in raising capital at reasonable terms. We have been unable to meet our cash requirements for our current operations through internal cash flow in the prior twelve months. These requirements were only met by the additional sale of stock or borrowings. We believes that LPS's cash requirements for LPS's current operations during the next twelve months, excluding capital requirements for the construction of its new soil blending facility, can be met through LPS's internal cash flow from operations. Our other cash requirements would be in connection with additional capital for LPS's growth, if any, in an amount not yet determined. We must pay $921,283 in connection with the acquisition of Torland.

Until such time as our operating results improve sufficiently, we must obtain outside financing to fund the expansion of our business and to meet our obligations. Any additional debt or equity financing may be dilutive to the interests of our stockholders. Such outside financing must be provided from the sale of equity securities, borrowing, or other sources of third party financing in order for us to expand our operations. Further, the sale of equity securities could dilute our existing stockholders' interest, and borrowings from third parties could result in our assets being pledged as collateral and loan terms which would increase our debt service requirements and could restrict our operations. There is no assurance that capital will be available from any of these sources, or, if available, at terms and conditions acceptable to us.

Item 7. Financial Statements

The financial statements required in this Form 10-KSB are set forth beginning on page F-1

Item 8. Changes in and Disagreements With Accountants.

None


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act. The following table sets forth our directors and executive officers.

         Name and Address              Age             Position
         ----------------              ---             --------

         Robert I Claire               42              Director, President

         John Stewart                  57              Director, Treasurer
                                                       and Vice-president

         Eric W. Deckinger             54              Director, President
                                                       LPS Acquisition Corp.

         Louis Zannette                41              Director, President
                                                       Torland

         Timothy S. Hart               42              Director

         Jerry Jennings                61              Director


         Directors are elected annually and hold office until the next annual meeting of our stockholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. There is no family relationship between or among any of our directors and executive officers. We do not pay any cash compensation for attendance at directors meetings or participation in directors functions.

Biographies

On October 3, 2000 Robert I. Claire,J.D., C.P.A. became President and Director of the Company. Mr. Claire, 42, is a sole practitioner and former Partner at the Law Firm of Kind, Selman & Claire of Boca Raton, Florida. He previously served as Counsel to American Group, Inc. and its subsidiaries. Specializing in Real Estate, Corporate and Business law, Mr. Claire moved into a position previously held by Mr. Eric Deckinger.

Eric W. Deckinger is the president of LPS and a director of the Company, positions he has held since May 1998. Mr. Deckinger was the general manager of LPS and President of Kedac from 1994 until 1997.


         Mr. Deckinger was the principal stockholder, director and executive officer of Kedac. In December 1994, Kedac, purchased the assets of Can-Flo, which at that time owned Lantana Peat & Soil. Shortly thereafter, a creditor of Can-Flo filed suit against Kedac claiming a fraudulent transfer of the assets from Can-Flo to Kedac. In January 1997, Kedac filed under Chapter 11 of the Bankruptcy Code in order to stop the litigation. In August, 1997, the court approved a liquidating Chapter 11 plan for Kedac, whereby LPS purchased the assets of Kedac and assumed certain liabilities of Kedac. One of the assets acquired by LPS was the name Lantana Peat and Soil and LPS has continued to operate the Company under that name. The lawsuit was discharged in Bankruptcy in August 1997. We subsequently acquired LPS in May, 1998.


        John Stewart was the general manager of Kedac, the predecessor of LPS, from 1994 (which was acquired by LPS in 1997) until LPS was acquired by the Company in 1998. He has been a Director of the Company since May, 1998. Prior to 1994, Mr. Stewart was employed on other capacities by Kedac, Inc., the predecessor of LPS.


On October 6, 2000 Timothy S. Hart, C.P.A. became Director of the Company. Mr. Hart, 42, is the sole practitioner of TSH Accounting LC of Plantation, Florida, a position he has held since 1997. He previously served as Principal Financial Officer of Weitzer Homebuilders, a real estate developer located in Miami Lakes, Florida from 1994 to 1997.

On November 7, 2000 Gerard M. Jennings became Director of the Company. Mr. Jennings, 61, is a president and CEO of Emerson Gerard, an investor relations / public relations firm located in Boynton Beach, Florida. Mr. Jennings has held this position since 1994.

On October 6, 2000 Louis Zanette became Director of the Company. Mr. Zanette, 42, is President of Torland, a wholly-owned subsidiary of the Company. Mr. Zanette has held this position since 1994.


Item 10. Executive Compensation.

The following table reflects compensation for services to the Company for the fiscal years ended May 31, 2001 and 2000 of the chief executive officer. No other executive officer of the Company received compensation, which exceeded $100,000 during 2000 and 1999.

-------------------------------------------------------------------------------------------------------------------
SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------
ANNUAL COMPENSATION                                              LONG TERM COMPENSATION
-------------------------------------------------------------------------------------------------------------------
                                                                 AWARDS                       PAYOUTS
-------------------------------------------------------------------------------------------------------------------
                                                  OTHER                                                  ALL
NAME AND                                          ANNUAL         RESTRICTED   SECURITIES                 OTHER
PRINCIPAL                                         COMPEN-        STOCK        UNDERLYING      LTIP       COMPEN-
POSITION            YEAR    SALARY      BONUS     SATION         AWARDS       OPTIONS/SARS    PAYOUTS    SATION
-------------------------------------------------------------------------------------------------------------------
Eric W. Deckinger   2001    $93,600     -         10,050 (1)     -            -               -          -
President, LPS
-------------------------------------------------------------------------------------------------------------------
                    2000    $93,600     -         10,050 (1)     -            -               -          -
-------------------------------------------------------------------------------------------------------------------
                    1999    $93,600     -         10,050 (1)     -            -               -          -
-------------------------------------------------------------------------------------------------------------------

(1) Car Allowance

The Company does not pay its directors any compensation for serving in such capacity.

Employment Agreements

The Company does not have an employment contract with any of its Employees.

Employee Stock Option Plan

         We believe that equity ownership is an important factor in our ability to attract and retain skilled personnel, and our Board of Directors may adopt an employee stock option program. The purpose of the stock option program will be to further our interest, our subsidiaries and our stockholders by providing incentives in the form of stock options to key employees and directors who contribute materially to the success and profitability of the Company. The grants will recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. This program will also assist us and our subsidiaries in attracting and retaining key employees and directors.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of August 24, 2001, with respect to the beneficial ownership of shares of common stock by (i) each person who is known to us to beneficially own more than 5% of the outstanding shares of common stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

                                                        Shares Beneficially owned
Name and address of Beneficial Owner                              Number             Percent

Robert Kohn
5295 Town Center Road  #301
Boca Raton,  FL  33486                                      25,424,370.00 (1)         72.92%

Jessica Kohn
5295 Town Center Road  #301
Boca Raton,  FL  33486                                       1,853,281.00             19.63%

Jeffrey Kohn
5295 Town Center Road  #301
Boca Raton,  FL  33486                                         926,640.00              9.82%

Evergreen Investment Group  LP
4050 NE 25th Avenue
Lighthouse Point,  FL  33064                                14,179,806.00 (2)         60.13%

MJ Shulman, Inc.
7777 Glades Road  #213
Boca Raton,  FL  33434                                       7,377,405.00 (3)         64.48%

Manny Shulman
7777 Glades Road  #213
Boca Raton,  FL  33434                                      15,254,622.00 (4)         61.77%

Franklyn Weichselbaum
7777 Glades Road  #213
Boca Raton,  FL  33434                                      15,254,622.00 (4)         61.77%

Herb Gimelstob
5295 Town Center Road  #301
Boca Raton,  FL  33486                                       5,084,874.00 (5)         35.01%

Louis Zanette
5295 Town Center Road  #301
Boca Raton,  FL  33486                                          35,000.00              0.37%

TSH Accounting LC
5295 Town Center Road  #301
Boca Raton,  FL  33486                                           1,500.00 (6)          0.02%

Eric Deckinger
5295 Town Center Road  #301
Boca Raton,  FL  33486                                         332,550.00              3.52%

Robert I Claire
5295 Town Center Road  #301
Boca Raton,  FL  33486                                          19,700.00              0.21%


All officers and directors as a group                          388,750.00              4.12%


                                                            85,744,370.00 (7)         74.95%

(1)  Includes 25,424,370 shares which would be issuable upon the conversion of preferred stock.
(2)  Includes 14,142,306 shares which would be issuable upon the conversion of preferred stock.
     The shares of Evergreen Investment Group  LP are voted by Roy Bresky
(3)  Includes 2,000,000 shares which would be issuable upon the exercise of warrants.
     The shares of MJ Shulman, Inc. are voted by Manny Shulman
(4)  Includes 15,254,622 shares which would be issuable upon the conversion of preferred stock.
(5)  Includes 5,084,874 shares which would be issuable upon the conversion of preferred stock.
(6)  TSH Accounting LC is owned and operated by Timothy S. Hart, a director of the Company
(7)  Includes (i) 2,000,000 shares which would be issuable upon the exercise of warrants and (ii)
     102,968,707 shares which would be issuable upon the conversion of preferred stock.

Item 12. Certain Relationships and Related Transactions.

Our current Board of Directors has adopted a policy that our affairs will be conducted in all respects by standards applicable to publicly-held corporations and that we will not enter into any transactions and/or loans between ourselves and our officers, directors and 5% stockholders, unless the terms are no less favorable than could be obtained from independent third parties and unless such transactions are approved by a majority of our independent disinterested directors.

In May, 1999, we issued 862,158 shares of non-voting Series A preferred stock to MJ Shulman, Inc. in exchange for $862,158 of our debt held by MJ Shulman, Inc. We believe that MJ Shulman, Inc. had knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of the purchase of our securities. We believe that MJ Shulman, Inc. was knowledgeable about our operations and financial condition. The terms and conditions of this financing were determined by the parties through arms length negotiations.

On June 13, 2000 we designated 5,900 shares of Series B convertible preferred stock. The preferred stock had a stated value of $800 per share. The holders of the preferred stock are entitled to receive a dividend at the rate of 5% per annum payable semi-annually, in arrears. The dividend could be paid in cash, or by the in-kind payment of common stock. The preferred stock could be converted into a quantity of shares of our common stock that, after conversion, equal 59% of the then outstanding common stock on the day immediately prior to the conversion and each share of preferred stock was convertible into its pro rata quantity of our common stock. The calculation was made, as if, the total original issue quantity of shares of the preferred stock was being converted in each occurrence of conversion.

Concurrent with the designation, we issued 2,400 shares of Series B preferred stock to M.J.Shulman, Inc. in exchange for debt outstanding at May 31, 2000 in the original amount of $355,000 and unpaid interest thereon and the quantity of 862,158 shares of our series A preferred stock.

Concurrent with the designation we issued 900 shares of Series B preferred stock to Jessica Kohn in exchange for debt in the original face amount of $750,000 outstanding at May 31, 2000 and unpaid interest thereon. These shares were later transferred to Robert Kohn in a private transaction.

On July 9, 2000 we entered into an agreement to issue up to an additional 1,564 shares of series B preferred stock in exchange for total consideration of up to $1,251,200. Jeffrey and Keith Kohn (sons of Robert Kohn) tendered and delivered to the Company marketable securities as in-kind consideration of the purchase price of the Series B preferred stock. We issued Series B preferred stock to the subscribers on a pro rata basis as we received proceeds from the liquidation of the marketable securities. In the event the proceeds exceeded $1,251,200, the excess would have been deemed an unsecured demand loan from the subscriber, bearing interest at 9%. We issued 777 shares of Series B preferred stock for total consideration of $305,000 pursuant to this agreement. These shares were later transferred to Robert Kohn in a private transaction.

On October 26, 2000, we designated 9,000 shares of convertible preferred stock as Series C which has a stated value of $800 per share. The holders of the Series C preferred stock are entitled to receive dividends at the rate of 5% per annum payable semi-annually, in arrears. The dividends may be paid in cash, or by the in-kind payment of common stock. Payment of dividends in cash can only be paid if we have earnings. The preferred stock may be converted into a quantity of shares of our then outstanding common stock that, after conversion, equal 90% of the then outstanding common stock on the day immediately prior to the conversion, and each share of preferred stock is convertible into its pro rata quantity of our common stock. The calculation is made based as if the total original issue quantity of shares of the preferred stock is being converted in each occurrence of conversion.

         Concurrent with the designation of the Series C preferred stock, we issued 2,400 shares of the Series C preferred stock to MJ Shulman, Inc. in exchange for 2,400 shared of the Series B preferred stock; 2,000 shares of the Series C preferred stock to Robert Kohn in exchange for 1,677 shared of the Series B preferred stock, and concurrent with the designation of the Series C preferred stock, we issued 800 shares of the Series C preferred stock to Evergreen Investment Group, LP, a limited partnership, in exchange for $600,000 of convertible debt.

         On October 24, 2000 we entered into a total of $643,283 of convertible promissory notes, with interest at 10%, interest and principal due in full on March 31, 2001. The notes were issued in exchange for notes outstanding in similar amounts. The entire unpaid principal balance and all unpaid accrued interest owing, together with all other charges, if any, on these notes, were payable by either (i) cash or (ii) conversion into out common stock at a conversion price of $.25 per share.


On March 31, 2001, in consideration for delays experienced in the opening of the Homestead plant, $407,283 of the above convertible notes were modified as follows:

1. The notes shall be converted at any time prior to April 30, 2001, at such date as the note holder shall determine by written notice to the Company,

2. The price of conversion shall be the market price

3. The convertible notes shall include a detachable warrant to purchase 2,000,000 shares of common stock at $.10 per share for a period of one year

4. The Company shall file a registration statement with regard to the underlying shares.

On April 30, 2001 $407,283 of notes together with $21,029 of accrued interest were converted into 5,366,405 shares of common stock.

On the same date, in consideration for delays experienced in the opening of the Homestead plant, $235,000 of the convertible notes were modified as follows: 1. The notes shall be converted at any time prior to April 30, 2001, at such date as the note holder shall determine by written notice to the Company, 2. The price of conversion shall be the market price 3. The Company shall file a registration statement with regard to the underlying.

On April 30, 2001 $235,000 of notes together with $12,104 accrued interest were converted into 3,088,801 shares of common stock.


On September 26, 2000, The Company entered into a credit facility with its new President to provide for an investment of up to $1,500,000 to finance the operations and growth of the Company. All amounts advanced are to be added to an existing promissory note to the President dated May 28, 1998, which note bears interest at 10% per annum. All amounts advanced under the credit facility and the note shall be secured by a first lien on the Company's new plant to be installed in Homestead, Florida. The holder of the note has the option to convert all or part of the principal and accrued interest due there under the note into the Company's Series C preferred stock. As of May 31, 2001 the holder had not made any election to convert any of the outstanding balance due.

During the year ended May 31, 2001 the Company entered into an agreement with an accounting services corporation owned by a Director in order to obtain accounting and consulting services for the Company and its wholly owned subsidiaries. The agreement calls for payments of $11,700 per month. During the years ended May 31, 2001 and 2000 payments to this corporation totaled $113,900 and $93,740, respectively.



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


         3.1*           Articles of Incorporation and Amendments thereto.

         3.2*           By-Laws and Amendments thereto.

         4.1*           Form of Common Stock Certificate.

         4.2* Form of Certificate of the Designation, Preferences, Rights and Limitations of Series A Preferred Stock

         4.3 Form of Certificate of the Designation, Preferences, Rights and Limitations of Series B Preferred Stock

         4.4 Form of Certificate of the Designation, Preferences, Rights and Limitations of Series C Preferred Stock

        10.1*     LPS Acquisition Agreement dated May 28, 1998

        10.2*     Torland Acquisition agreement dated May 1999

        10.3*     Torland loan document #1

        10.4*     Torland loan document #2

        10.5*     Torland loan document #3

        10.6*     Torland loan document #4

        10.7      $85,000 Convertible note with Robert Kohn

        10.8      $150,000 Convertible note with Robert Kohn

        10.9      $133,283 Convertible note with MJ Shulman, Inc.

        10.10     $275,000 Convertible note with MJ Shulman, Inc.

--------------
*   Incorporated by reference to Form 10SB

(b) Reports on Form 8-K.

On May 14, 2001 we filed Form 8-K, item 5 that on April 30, 2001 we converted $676,416 of outstanding convertible debt and accrued interest into 8,455,206 of our Common Stock.

We announced on June 18, 2001 our position regarding recent increases in trading activity and share volume of our stock. We stated that we were unaware of and had no knowledge of any event that would cause or result in trading of that nature.


                                   SIGNATURES

In accordance with the requirements of Section 13 or 15 (b) the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Group, Inc.,
a Nevada corporation

Date: September 11, 2001

By: /s/ Robert I. Claire
-------------------------
Robert I. Claire,
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date September 11, 2001

SIGNATURE                      TITLE                            DATE
---------                      -----                            ----



---------------------
Robert Claire              Director                         September 11, 2001


---------------------
Eric W. Deckinger          Director                         September 11, 2001


---------------------
John Stewart               Director                         September 11, 2001


---------------------
Timothy S. Hart            Director                         September 11, 2001


---------------------
Louis Zannette             Director                         September 11, 2001


---------------------
Jerry Jennings             Director                         September 11, 2001




---------------------

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

         Consolidated Statement of Changes to Stockholders' Equity        F-4

         Consolidated Statements of Cash Flows                            F-5

         Notes to the Consolidated Financial Statements                   F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
American Group, Inc.


We have audited the accompanying consolidated balance sheet of American Group, Inc. and subsidiaries as of May 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended May 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Group, Inc. as of May 31, 2001 and the results of its consolidated operations and its consolidated cash flows for the years ended May 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                Sweeney, Gates & Co.
Fort Lauderdale, Florida
August 23, 2001

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   MAY 31,2001


ASSETS

Current assets:
    Cash                                                                              $     1,471
    Accounts receivable, less allowance for doubtful accounts
        of $45,169                                                                        135,299
    Inventory                                                                              49,254
                                                                                      -----------
        Total current assets                                                              186,024

Property, plant and equipment, net of accumulated
    depreciation of $557,072                                                            2,772,404

Other assets:
    Equipment deposit                                                                   1,220,000
    Goodwill, net                                                                         640,000
    Other                                                                                  11,309
                                                                                      -----------
                                                                                      $ 4,829,737
                                                                                      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of notes payable                                                  $ 1,838,800
    Current portion of capital lease obligation payable                                    22,940
    Accrued interest payable                                                              205,117
    Accounts payable and accrued expenses                                                 905,723
                                                                                      -----------
        Total current liabilities                                                       2,972,580
                                                                                      -----------

Long term liabilities:
    Long-term debt less current portion                                                   960,236
    Long-term capital lease obligation less current portion                                20,257
                                                                                      -----------
                                                                                          980,493


Stockholders' equity:
    Preferred stock, $.001 par value, 9,991,000 shares authorized;
        no shares issued and outstanding                                                     --
    Preferred stock, Series C, $.001 par value, 9,000 shares authorized;
        5,913 issued and outstanding                                                            6
    Common stock, $.001 par value, 50,000,000 shares authorized,
        9,440,956 shares issued and outstanding                                             9,441
    Additional paid-in capital                                                          8,532,502
    Comprehensive income                                                                  (56,011)
    Accumulated deficit                                                                (7,609,274)
                                                                                      -----------
        Total stockholders' equity                                                        876,664
                                                                                      -----------

                                                                                      $ 4,829,737
                                                                                      ===========

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED MAY 31, 2001 AND 2000

                                                                   For the years ended
                                                                          May 31,
                                                            2001                      2000
                                                            ----                      ----
Revenue                                                 $ 3,070,376               $ 2,497,330
Cost of sales                                             3,170,628                 2,509,230
                                                        -----------               -----------

Gross loss                                                 (100,252)                  (11,900)

   Selling, general and administrative                    1,817,943                 1,679,040
                                                        -----------               -----------

Operating loss                                           (1,918,195)               (1,690,940)
                                                        -----------               -----------
Other income (expenses):
   Interest expense                                        (518,412)                 (286,662)
   Impairment of goodwill                                (1,051,562)                     --
   Interest income                                              792                     1,634
                                                        -----------               -----------

                                                         (1,569,182)                 (285,028)

Net loss before extrordinary item                        (3,487,377)               (1,975,968)

Extraordinary item                                         (399,927)                     --
                                                        -----------               -----------

Net loss                                                 (3,887,304)               (1,975,968)

Preferred stock dividend and other charges                 (783,343)                     --
                                                        -----------               -----------

Net loss available to common stockholders               $(4,670,647)              $(1,975,968)
                                                        ===========               ===========

Net loss per share, basic and diluted                   $     (2.74)              $     (2.07)
                                                        ===========               ===========

Weighted average shares outstanding                       1,702,746                   953,339
                                                        ===========               ===========



   The accompanying notes are an integral part of these financial statements.

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES TO STOCKHOLDERS' EQUITY
                    FOR THE YEARS ENDED MAY 31, 2000 AND 2001

                                                Series A Preferred Stock   Series B Preferred Stock        Series C Preferred Stock
                                                  Shares        Amount        Shares        Amount            Shares      Amount
                                                  ------        ------        ------        ------            ------      ------
Balance, June 1, 1999                            862,158     $       862         --       $      --              --      $     --

      Issuance of convertible debt with
        detachable warrants                         --              --           --              --              --            --

      Exercise of warrants                          --              --           --              --              --            --

      Stock issued to purchase of Torland           --              --           --              --              --            --

      Other comprehensive gain-
          foreign currency translation
          adjustment                                --              --           --              --              --            --

      Net loss                                      --              --           --              --              --            --
                                               ---------     -----------   ----------     -----------     -----------    ----------

Balance, May 31, 2000                            862,158             862         --              --              --            --

      Issuance of common stock for inducement
        to extend convertible debt                  --              --           --              --              --            --

      Retire Series A preferred stock           (862,158)           (862)        --              --              --            --

      Issuance of Series B preferred stock          --              --          4,077               4            --            --

      Retire Series B preferred stock               --              --         (4,077)             (4)           --            --

      Issuance of Series C preferred stock          --              --           --              --             5,913             6

      Preferred stock dividend                      --              --           --              --              --            --

      Other preferred stock charges                 --              --           --              --              --            --

      Common stock issued for conversion
        of debt                                     --              --           --              --              --            --

      Issuance of common stock warrants             --              --           --              --              --            --

      Other comprehensive loss-
          foreign currency translation
          adjustment                                --              --           --              --              --            --

      Net loss                                      --              --           --              --              --            --
                                               ---------     -----------   ----------     -----------     -----------    ----------

Balance, May 31, 2001                               --       $      --           --       $      --             5,913    $        6
                                               =========     ===========   ==========     ===========     ===========    ==========


                               [RESTUBBED TABLE]

                                                                          Additional
                                                      Common Stock          paid-in      Comprehensive    Accumulated
                                                  Shares        Amount      capital         income          deficit        Total
                                                  ------        ------      -------         ------          -------        -----
Balance, June 1, 1999                             905,750    $    906    $ 2,568,925     $    --      $(1,746,002)    $   824,691

      Issuance of convertible debt with
        detachable warrants                          --          --          192,275          --             --           192,275

      Exercise of warrants                         30,000          30         59,970          --             --            60,000

      Stock issued to purchase of Torland          35,000          35      1,749,965          --             --         1,750,000

      Other comprehensive gain-
          foreign currency translation
          adjustment                                 --          --             --           5,897           --             5,897

      Net loss                                       --          --             --            --       (1,975,968)     (1,975,968)
                                               ----------    --------    -----------     ---------    -----------     -----------

Balance, May 31, 2000                             970,750         971      4,571,135         5,897     (3,721,970)        856,895

      Issuance of common stock for inducement
        to extend convertible debt                 15,000          15         56,235          --             --            56,250

      Retire Series A preferred stock                --          --         (861,296)         --             --          (862,158)

      Issuance of Series B preferred stock           --          --        3,261,883          --             --         3,261,883

      Retire Series B preferred stock                --          --       (3,261,883)         --             --        (3,261,883)

      Issuance of Series C preferred stock           --          --        4,730,009          --             --         4,730,015

      Preferred stock dividend                       --          --         (133,000)         --             --          (133,000)

      Other preferred stock charges                  --          --         (650,343)         --             --          (650,343)

      Common stock issued for conversion
        of debt                                 8,455,206       8,455        667,962          --             --           676,417

      Issuance of common stock warrants              --          --          151,800          --             --           151,800

      Other comprehensive loss-
          foreign currency translation
          adjustment                                 --          --             --         (61,908)          --           (61,908)

      Net loss                                       --          --             --            --       (3,887,304)     (3,887,304)
                                               ----------    --------    -----------     ---------    -----------     -----------

Balance, May 31, 2001                           9,440,956    $  9,441    $ 8,532,502     $ (56,011)   $(7,609,274)    $   876,664
                                               ==========    ========    ===========     =========    ===========     ===========

The accompanying notes are an integral part of these financial statements.

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED MAY 31, 2001 AND 2000

                                                                           Year ended              Year ended
                                                                          May 31, 2001            May 31, 2000
                                                                          ------------            ------------
Cash flows from operating activities:
Net loss                                                                  $(3,887,304)             $(1,975,968)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                           305,638                  260,511
      Goodwill impairment charge                                            1,051,562                     --
      Foreign currency exchange rate gain (loss)                               (3,814)                   5,897
      Amortization of convertible debt discount                                  --                     26,538
      Issuance of common stock for debt conversion and
         release of an unasserted claim                                       776,162                     --
      Changes in assets and liabilities
        Accounts receivable                                                   (27,281)                 (17,916)
        Inventory                                                              58,382                  (48,230)
        Other assets                                                             (270)                    --
        Accounts payable and accrued expenses                                 490,212                  296,040
                                                                          -----------              -----------

     Net cash used in operations                                           (1,236,713)              (1,453,128)
                                                                          -----------              -----------

Cash flows from investing activities:
      Purchase of equipment                                                    (2,933)                    --
      Cash used in business acquisition, net of cash acquired                    --                   (398,045)
      Deposit on new equipment                                               (526,555)                (513,000)
                                                                          -----------              -----------

     Net cash used in investing activities                                   (529,488)                (911,045)
                                                                          -----------              -----------

Cash flows from financing activities:
       Proceeds from notes payable and long term debt                          85,000                  725,000
       Proceeds from loans payable                                          1,298,188                2,884,187
       Payments on loans payable                                             (200,248)              (1,460,518)
       Proceeds from sale of common stock                                     575,000                  211,839
                                                                          -----------              -----------

     Net cash provided by financing activities                              1,757,940                2,360,508
                                                                          -----------              -----------

Net decrease in cash                                                           (8,261)                  (3,665)

Cash at beginning of year                                                       9,732                   13,397
                                                                          -----------              -----------

Cash at end of year                                                       $     1,471              $     9,732
                                                                          ===========              ===========

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                $    89,323              $    83,875
                                                                          ===========              ===========
    Cash paid during the year for taxes                                   $      --                $      --
                                                                          ===========              ===========

                                    Continued

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Years Ended May 31, 2001 and 2000
                                    Continued


Supplemental Disclosure of Non-Cash Investing and Financing Activities:



On August 15, 1999 the Company issued 35,000 shares of common stock in connection with the acquisition of Torland.

On June 13, 2000, the Company issued 2,400 shares of Series B preferred stock to the existing Series A preferred stockholder in exchange for the outstanding Series A preferred stock and $456,928 in notes and accrued interest due to the stockholder. On June 13, 2000, the Company issued 959 shares of Series B preferred stock to an individual in exchange for $766,875 in notes and accrued interest due to the individual. The Series B preferred stock had a stated value of $800.

On October 24, 2000, the Company issued 2,400 shares of Series C preferred stock to the existing Series B preferred stockholder in exchange for the outstanding Series B preferred stock. On October 24, 2000, the Company issued 2,000 shares of Series C preferred stock to an individual in exchange for 1,677 shares of outstanding Series B preferred stock. On October 24, 2000 the Company issued 800 shares of Series C preferred stock to a limited partnership in exchange for $600,000 of convertible debt. On May 31, 2001 the Company issued 313 shares of Series C preferred stock to a limited partnership in exchange for $250,000 of notes payable.

On November 30, 2000, the Company issued 400 shares of Series C preferred stock to an individual for a release of an unasserted claim.

On April 30, 2001, the Company issued 8,455,206 shares of common stock to the convertible debt holders in exchange for $676,417 in outstanding convertible debt and accrued interest.







    The accompanying notes are an integral part of these financial statements

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2001



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

Property, plant, and equipment - Property, plant, and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in income. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method. The Company periodically evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards Board ("FASB") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of ("FASB 121")" which compares the respective carrying values of long-lived assets to the current and expected future cash flows to be generated from such assets. The recoverability of property, plant, and equipment, is evaluated on a separate basis for the Company and each subsidiary. There were no impairments recognized during 2001 and 2000.

Goodwill - Goodwill represents the excess of the cost of a company acquired over the fair value of its net assets at the date of acquisition. Goodwill is being amortized on the straight-line basis over 30 years. Amortization expense for the year ended May 31, 2001 and 2000 was $59,295 and $46,245. (See Note 6).

Fair value of financial instruments - The fair value of the Company's financial instruments such as accounts receivables, accounts payable, and notes payable approximate their carrying value.

Comprehensive Income - The Company accounts for comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FASB No. 130") which establishes standards for reporting and display of comprehensive income and its components. FASB No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Results of operations for the Company's foreign entities are translated using the average exchange rates during the period. For foreign entities, assets and liabilities are translated to U.S. dollars using the exchange rates in effect at the balance sheet date. Resulting translation adjustments are recorded as a component of other comprehensive income. Comprehensive income is reported on the Consolidated

Statement of Stockholders' Equity and accumulated other comprehensive income is reported on the Consolidated Balance Sheet.

Income tax - Income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based upon enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income (loss) per share - The Company accounts for earnings or loss per share in accordance with FASB's Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128") which requires presentation of basic and diluted earnings or loss per share. The Company does not include potentially dilutive shares outstanding in its calculation of earnings or loss per share since they would be anti-dilutive. Earnings or loss per share is computed by dividing net income or loss by the weighted average number of shares outstanding during the period.

Recent Pronouncements - In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No, 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB No. 101 did not have a material effect on the Company's financial statements.

In April 2000, FASB Interpretation No.44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No.25" ("FIN No.44") was issued. FIN No.44 clarifies the application of APB No.25 for certain issues. FIN No.44 clarifies the definition of employee for purposes of applying APB No.25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The adoption of certain of the conclusions of FIN No. 44 did not have a material impact on the Company's financial position and results of operations. The Company does not expect that the adoption of the remaining conclusions will have a material effect on the financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which establishes standards for reporting business combinations entered into after June 30, 2001 and supercedes APB Opinion 16, "Business Combinations" and FASB 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS requires that all business combinations be accounted for as purchase transactions.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FASB 142"), which establishes standards for financial accounting and reporting for intangible assets acquired individually or with a group of other assets and for the reporting of goodwill and other intangible assets acquired in a business acquisition subsequent to initial accounting under FASB 141. FASB 142 supercedes APB Opinion No. 17, "Intangible Assets" and related interpretations. FASB 142 is effective for fiscal years beginning after December 15, 2001. The Company will adopt FASB 142 for its fiscal year commencing June 1, 2002, and the Company has not concluded the effect, if any, FASB 142 will have on its financial statements.

2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity capital and commencing profitable operations. During the interim, the Company must continue to operate on cash flows generated from loans, raising capital and internally generated cash flow. The Company experienced net losses available to common stockholders of $4,670,647 and $1,975,968 for the years ended May 31, 2001 and 2000, respectively, and had a negative working capital of $2,786,556 at May 31, 2001. In addition, the note for the Canadian peat bog, one of the Company's principal suppliers, is delinquent. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

3. RELATED PARTY TRANSACTIONS

On September 26, 2000, the Company entered into a credit facility with its President to provide for an investment of up to $1,500,000 to finance the operations and growth of the Company. All amounts advanced are to be added to an existing promissory note due the President dated May 28, 1998, which note bears interest at 10% per annum. All amounts advanced under the credit facility and the note shall be secured by a first lien on the Company's new plant in Homestead, Florida. The holder of the note has the option to convert all or part of the principal and accrued interest due thereunder on the note into the Company's Series C preferred stock. As of May 31, 2001 the holder had not made any election to convert any of the outstanding balance due.

During the year ended May 31, 2001 the Company entered into an agreement with a consulting firm owned by a Director. The agreement calls for payments of $11,700 per month. During the years ended May 31, 2001 and 2000 payments to this corporation totaled $113,900 and $93,740, respectively.


4. ACQUISITION

The Company acquired Torland on August 15, 1999. Torland is a Canadian sphagnum peat moss bog and processing facility. The acquisition was accounted for as a purchase. The results of the operations of Torland are included in the consolidated statement of operations of the Company for the year ended May 31, 2001 and for the period August 16, 1999 (date of acquisition) through May 31, 2000.

The purchase price was 35,000 shares valued at $1,750,000 of the Company's common stock, $400,000 in cash, notes receivable from Torland, accrued interest, a note payable, and the assumption of accounts and notes payable. On January 18, 2001, the Company entered into an agreement with the former Torland Stockholders to restructure the terms of the existing $835,000 promissory note whereby the unpaid principal and accrued interest will be payable as follows: $50,000 due on February 28, 2001, $50,000 due on July 31, 2001, $100,000 due on December 31,
2001 and the balance in 60 annual payments of principal and interest beginning February 1, 2002. Interest shall accrue at the rate of 8% until the note is paid in full. The Company is delinquent on the February and July 2001 payments.

The purchase price of the Torland transaction was allocated as follows:

Current assets                                 $  233,331
Property, plant and equipment                   2,545,270
Sphagnum peat reserves                            433,192
Goodwill                                        1,797,732
Liabilities assumed                              (955,038)
                                               ----------
                                               $4,054,487
                                               ==========

Payment consisted of the following:

Common stock                                   $1,750,000
Note receivable from Torland                      967,500
Accrued interest                                  101,987
Cash                                              400,000
Note payable                                      835,000
                                               ----------


                                               $4,054,487
                                               ==========

The following unaudited pro forma summary presents the consolidated results of operations of the Company for the year ended May 31, 2000 as if the acquisition had occurred on June 1, 1999:


                                         2000
                                         ----

           Revenue                  $ 2,497,330

         Net loss                   $ 1,989,750

         Net loss per share         $(2.09)


5. PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consisted of the following at May 31, 2001:

                                                                 Estimated
                                                                useful life
                                                                -----------
      Machinery and equipment                 $ 1,286,795          5 years
      Furniture and fixtures                       22,746         10 years
      Building                                    188,139         20 years
      Vehicles                                    112,364          3 years
      Land improvements                         1,295,372       8-17 years
      Sphagnum peat reserves                      424,060         20 years
                                              -----------
                                                3,329,476

      Less:accumulated
      depreciation                               (557,072)
                                              -----------

                                              $ 2,772,404
                                              ===========

Depreciation expense for the years ended May 31, 2001 and 2000 was $245,713 and $220,037, respectively.

6. IMPAIRMENT OF GOODWILL

In May 2001, as a result of continuing and increasing operating losses at the Torland facility, the Company evaluated the expected future cash flows from this facility and determined that a portion of the goodwill was impaired. In order to obtain the sales volume to recover the goodwill, major infrastucture is required that can only be funded by public sources in Canada. This funding, if obtained, would take three to five years prior to actual construction.

The evaluation was undertaken due to a change in circumstances involving the Company's ability to finance an expansion of its Canadian facilities. Based upon the comparison of the carrying value of the goodwill to future cash flow projections for the Canadian operation, the Company concluded that the impairment charge of $1,051,562 should be recorded.

7. LONG-TERM DEBT AND NOTES PAYABLE

Notes payable consisted of the following at May 31, 2001:

                                                                                                       May 31,
                                                                                                        2001

     Note payable, 10% interest, due to a finance company, payable in monthly
     installments of $1,992, due October 2002, secured by a 1998 dump truck.                        $   33,173

     Demand note payable, 10% interest due to the President of the
     Company, collateralized by accounts receivable, inventory  and
     a first lien on the Company's new plant facility (see Note 3)                                   1,285,688

     Note payable, 11.6% interest, due to a finance company, payable in monthly
     installments of $3,747, due December 2001, secured by equipment.                                   38,489

     Line of credit, due on demand, Canadian prime plus 1.5% interest, due to a bank, interest payable monthly, secured by accounts receivable and
     inventory of Torland, and the personal guarantee of the President of Torland.                     156,024

     Loan payable, Canadian prime plus 1.25% interest, due to a bank, payable in monthly installments of $1,084 plus interest, due November 2002, secured by
     a general lien on movable equipment of Torland.                                                     4,334

     Loan payable, Canadian prime plus 1.5% interest, due to a bank, payable in monthly installments of $1,788, plus interest, due May 2003, secured by
     equipment, and the personal guarantee of the President of Torland.                                 31,530

     Term loan payable, Canadian prime plus 1.0% interest, due to a bank, payable in monthly installments of $3,870, plus interest, due July 2002,
     secured by equipment, and the personal guarantee of the President of Torland.                     150,916

     Loan payable, 7.8% interest, due to a finance company, payable in monthly
     installments of $1,799, due July 2002, secured by equipment of Torland.                            32,443

     Note payable, 8% interest, due to a Canadian company, collateralized by the
     Torland lease agreements, due in installments of $50,000 on February 28,
     2001, $50,000 on July 31, 2001, $100,000 on December 31, 2001 and the
     balance in 60 annual payments of principal and interest begining
     February 1, 2002. The February and July payments are past due.                                    921,283

     9% note payable due to individuals, collateralized by a lien on the new plant equipment, due in installments of $1,839 begining November 2001 through October 2002 with a balloon payment for the unpaid balance
     due at maturity.                                                                                  145,156
                                                                                                     ---------

                                                                                                     2,799,036
     Less:  current maturities                                                                       1,838,800
                                                                                                     ---------

     Long-term debt                                                                                 $  960,236
                                                                                                     =========

Maturities of long-term debt at May 31, 2001 are as follows:

      2002                                        $ 1,838,800
      2003                                            216,154
      2004                                            312,265
      2005                                            158,826
      thereafter                                      272,991
                                                  -----------


                                                  $ 2,799,036
                                                  ===========

8. CAPITAL LEASE OBLIGATIONS

The Company leases operating equipment accounted for as capital leases. At May 31, 2001, the equipment and accumulated depreciation were recorded as follows:



      Machinery and equipment                     $    75,000
         Less:  accumulated depreciation              (45,000)
                                                  ------------

                                                  $    30,000
                                                  ============

The following is a schedule by year of the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of May 31, 2001:

      2002                                                $    25,030
      2003                                                     22,401
      2004                                                      3,734
                                                          -----------

      Total minimum lease payments                             51,165
         Less:  amount representing interest                   (7,968)
                                                          -----------

      Present value of net minimum lease payments              43,197
         Less:  current portion                               (22,940)
                                                          -----------

                                                          $    20,257
                                                          ===========

9. CONVERTIBLE LONG-TERM DEBT

On July 29, 1999, the Company entered into a $600,000 promissory note with a limited partnership, interest payable quarterly, at 10%, and principal due in full on July, 2004. The note was convertible, all or in part, into the Company's common stock at a price of $10.00 per share. As part of this transaction, the Company issued 30,000 warrants with an exercise price of $2.00 per share. The warrants were valued at $179,400 and a discount of the same amount was applied to the promissory note. At the time of the transaction, the Company believed the value of the warrants could not be based on the market value of the common stock because shares issued would be restricted and could not be sold in large lots without depressing the market value. Therefore, the Company valued the warrants based upon an assumed borrowing rate of 20%. The warrant value was established based on the difference between 20% and 10% discounting to present value over the term of the note. Amortization of the discount was $20,100 for the year ended May 31, 2000.

On December 9, 1999, the Company raised $125,000 from five investors issuing convertible debt and 12,500 common stock warrants. The warrants have an exercise price of $1.00 per share and expire on December 2001. The convertible debt consisted of five 18% notes payable, originally due June 9, 2000, but renegotiated to be paid in full on September 9, 2000. These notes are convertible, all or in part, into the Company's common stock at a price of $8.00 per share. Using the same method as outlined above, the Company assumed, at that date, a borrowing rate of 36% and assigned a value of $12,875 to the warrants and a discount of the same amount to the promissory notes. The amortization period is ten months. During the year ended May 31, 2000 the Company expensed $6,438 of amortization.

On October 24, 2000, the Company entered into convertible promissory notes totaling $643,283, with interest at 10%, interest and principal due in full on March 31, 2001. The promissory notes were issued in exchange for other notes outstanding in the same amount. The entire unpaid principal balance and all unpaid accrued interest owing thereon was payable at the discretion of the Company in either cash or common stock at a conversion price of $.25 per share.

On March 31, 2001, in consideration for delays experienced by the Company in opening its new plant facility, $407,283 of the convertible promissory notes were modified to provide for conversion to common stock at the discretion of the Company by April 30, 2001, at the market price on the date of conversion. Additionally, the modification provided for 2,000,000 warrants to issued at a conversion price of $.10 per common share. On April 30, 2001, the convertible promissory notes totaling $407,283 and accrued interest thereon in the amount of $22,030 were converted into 5,366,405 common shares, at a conversion price of $.08 per common share, which approximated market value. Further on March 31, 2001, in consideration for delays experienced by the Company in opening its new plant facility, $235,000 of the convertible promissory notes were modified to provide for conversion to common stock at the discretion of the Company by April 30, 2001, at the market price on the date of conversion. On April 30, 2001, the Company and the convertible promissory note holders converted the remaining $235,000 of convertible promissory notes and $12,104 of accrued interest thereon into 3,088,801 shares of common stock at $.08 per share, which approximated market value.

The Company has agreed to file a registration statement for the 8,455,206 common shares and the 2,000,000 common shares underlying the warrants. As of the date of this report the Company has not filed the required registration statement, however the Company has obtained extensions for the filing of the registration statement from the stockholders effected.


10. OPERATING LEASES

The Company leases trucks under operating leases that expire during March 2004. Payment on the leases vary according to usage, but average $14,000 per month. Lease expense for the years ended May 31, 2000 and 1999 totaled $272,329 and $147,460, respectively.

LPS leases its facility on a month to month basis,(pending its relocation to its new facility in Homestead, Florida), at $6,500 per month (See Note 12).


At May 31, 2001, future minimum rental payments for operating leases (not including the Homestead, Florida since the Company has not occupied the facility) with initial or remaining noncancelable lease terms in excess of one year are as follows:



                    2002                                   $  168,000
                    2003                                      168,000
                    2004                                       42,000
                                                           ----------

                    Total minimum payments                 $  378,000
                                                           ==========

11. EQUITY

Preferred Stock


On May 31, 1999, the Company issued 862,158 shares of Series A preferred stock to an investment banker, in exchange for $862,158 of debt and accrued interest. The preferred stock called for a 5% dividend, payable semi-annually in arrears in cash or by in-kind payments of common stock. A cash dividend may only be paid out of earnings.

On June 13, 2000, the Company designated 5,900 shares of convertible preferred stock as series B, which had a stated value of $800 per share. The holders of the Series B preferred stock were entitled to receive dividends at the rate of 5% per annum payable semi-annually, in arrears. The dividend could be paid in cash, or by the in-kind payment of common stock.

Concurrent with the designation of the Series B preferred stock, the Company issued 2,400 shares of Series B preferred stock to the existing Series A preferred stockholder in exchange for debt outstanding at May 31, 2000, in the original face amount of $355,000, plus unpaid interest of $115,000 thereon, and the exchange of 862,158 series A preferred shares of the Company which included all unpaid dividends. As a result of this transaction the Company recorded (i) an extraordinary charge of $208,127 representing the fair value of the Series B preferred stock over the carrying value of the debt and accrued interest and
(ii) other preferred stock charges of $392,215 (a return to the preferred shareholder) representing the fair value of the Series B preferred stock over the carrying value of the Series A preferred stock. (See Note 12)

Concurrent with the designation of the series B preferred stock, the Company issued 937 shares of Series B preferred stock to an individual in exchange for debt in the original face amount of $750,000 outstanding at May 31, 2000, plus unpaid interest thereon.

On July 9, 2000 the Company entered into an agreement to issue up to an additional 1,564 shares of series B preferred stock in exchange for total consideration of up to $1,251,200. The subscriber was to tender and deliver to the Company marketable securities as in-kind consideration of the purchase price of the series B preferred stock. The Company realized $592,000 in proceeds from the sale of the marketable securities tendered and issued 740 shares of Series B preferred stock on a pro rata basis.

         On October 26, 2000, the Company designated 9,000 shares of convertible preferred stock as Series C which has a stated value of $800 per share. The holders of the Series C preferred stock are entitled to receive dividends at the rate of 5% per annum payable semi-annually, in arrears. The dividends may be paid in cash, or by the in-kind payment of common stock. Payment of dividends in cash can only be paid if the Company has earnings. The preferred stock may be converted into a quantity of shares of the then outstanding common stock of the Company that, after conversion, equaling 90% of the then outstanding common stock on the day immediately prior to the conversion, and each share of preferred stock is convertible into its pro rata quantity of common stock of the Company. The calculation is made based as if the total original issue quantity of shares of the preferred stock is being converted in each occurrence of conversion.

         Concurrent with the designation of the Series C preferred stock, the Company issued (i) 2,400 shares of the Series C preferred stock to the existing Series B preferred stockholder in exchange for 2,400 shared of the Series B preferred stock;(ii) 2,000 shares of the Series C preferred stock to an individual in exchange for 1,677 shares of the Series B preferred stock, resulting in other preferred stock charges of $258,128 (a return to the preferred shareholder) representing the fair value of the Series C preferred stock over the carrying value of the Series B preferred stock, and (iii) 800 shares of the Series C preferred stock to a limited partnership in exchange for $600,000 of convertible debt resulting in an extraordinary charge of $40,000 representing the fair value of the Series C preferred stock over the carrying value of the debt. (See Note 12)

         On November 30, 2000 the Company issued 400 shares of the Series C preferred stock to an individual for release of an unasserted claim and expensed $320,000. Concurrent with the issuance the Company and its president guaranteed an obligation to the same individual for approximately $352,000. The guarantee is removed pro rata with the individual's proceeds resulting from the sale or partial sale of the 400 shares of Series C preferred stock.

         During the year the Company recorded preferred stock dividends of $133,000 in addition to the above charges relating to preferred stock transactions.

Common Stock

On October 3, 2000 the Company split its shares 1 for 20. All share amounts have been reflected retroactively.

On July 29, 1999 the Company issued 30,000 shares of common stock upon the exercise by one investor of 30,000 warrants. The exercise price of each warrant was $2.00 per share and the Company received $60,000 in cash.

On August 15, 1999 the Company issued 35,000 shares of its common stock in connection with the acquisition of Torland. The stock was valued at $1,750,000, which approximated market value. (See Note 4).

The Company issued 15,000 shares of common stock in exchange for the retirement of certain warrants issued in connection with convertible debt originally due June 9, 2000, but renegotiated to be paid in full on September 9, 2000. The stock was valued at $56,250. Interest expense of $56,250 was recorded for the issuance of the shares.

On April 30, 2001, convertible promissory notes totaling $407,283 and accrued interest thereon in the amount of $22,030 were converted into 5,366,405 common shares, at a conversion price of $.08 per common share, which approximated market value. On April 30, 2001, the Company and convertible promissory note holders converted the remaining $235,000 of convertible promissory notes and $12,104 of accrued interest thereon into 3,088,801 shares of common stock at $.08 per share, which approximated market value.

The Company issued 2,000,000 warrants to purchase common stock at a conversion price of $.10 per common share to the holders of convertible promissory notes. The warrants were valued using the Black Scholes calculation at $151,800, which charges was recorded as an extraordinary item (See Notes 9 and 12).

On May 31, 2001 the Company issued 313 shares of the Series C preferred stock in exchange for $250,000 of debt. (See Note 9).

12. EXTRAORDINARY ITEM

In accordance with FASB No. 4 "Reporting Gains and Losses From Extinguishment of Debt", the Company recorded a charge for debt extinguishment of $399,927.(See
Note 11)

13. INCOME TAXES

The Company had available at May 31, 2001, net operating loss carryforwards for federal and state tax purposes of approximately $6,980,000 which could be applied against taxable income in subsequent years through 2021. The tax effect of the net operating loss is approximately $2,625,000, and a full valuation allowance has been recorded, since realization is uncertain.


Reconciliation of the differences between income tax benefits computed at the federal and state statutory tax rates and the provision for income tax benefits for the year ended May 31, 2001 and 2000 is as follows:

                                                                 For the year ended May 31,
                                                                    2001         2000
                                                                    ----         ----

         Income tax benefit computed at federal statutory
         tax rate (34%)                                         $ 2,375,000     $659,000

         State tax benefit, net of federal benefits
         (3.63%)                                                    250,000       70,000
         Increase in valuation allowance                         (2,625,000)    (729,000)
                                                                -----------     ---------

         Provision for income tax benefit                       $         -     $      -
                                                                ===========    ==========


Temporary differences that give rise to significant deferred tax assets were not material at May 31, 2001. A reconciliation of the Company's deferred tax asset at May 31, 2001 is as follows:

          Total deferred tax assets                               2,625,000
          Valuation allowance                                    (2,625,000)
                                                                -----------

          Net deferred tax asset                                $         -
                                                                ===========

14. COMMITMENTS AND CONTINGENCIES


In December 1998, LPS entered into a lease for its new facility in Homestead, Florida. The lease is for a term of ten years with five consecutive three year renewable options, exercisable at LPS's discretion (twenty-five years including options). The terms of the lease call for monthly lease payments of $7,500 in year one, $9,000 in year two and $15,000 for years thereafter. LPS will commence monthly rental payments when it occupies the facility. The Company has not moved into the facility as of May 31, 2001.

LPS has purchased a conveyor system for its new facility. The total price of the conveyor system is approximately $1,500,000. As of May 31, 2001, the Company paid $1,220,000 toward the system which was recorded as a deposit since the system has not been delivered and installed.

15. CONCENTRATION OF SUPPLIER AND SALES

The Company purchases sphagnum peat moss from Torland, a wholly owned subsidiary. During fiscal 2001 and 2000, the Company purchased approximately $102,790 and $80,610, respectively, of sphagnum peat moss from Torland.

16. SUBSEQUENT EVENTS

Line of credit

In June 2001, the Company obtained a line of credit from a bank in the amount of $200,000. The line of credit is guaranteed by the Company's president and the presidents of each operating subsidiary. The line of credit is further collateralized by certificates of deposit on account with the bank in the amount of $200,000, which have been advanced by its President.