Form 10QSB
period 2001-08-31
AMERICAN GROUP INC/FL
filed 2001-10-19
CIK 1083004

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2001

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

                 5295 Town Center Road Third Floor, Boca Raton, FL 33486
               ---------------------------------------------------
                    (Address of principal executive offices)

                                  561-394-2443
                           ---------------------------
                           (Issuer's telephone number)

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

         Yes (x) No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 15, 2001 the registrant had issued and outstanding 9,440,956 shares of common stock. Transitional Small Business Disclosure Format (check one);

         Yes ( ) No (x)

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

                                                                      Page No.
                                                                      --------
Condensed Consolidated Balance Sheets at
August 31, 2001(unaudited)                                               2

Condensed Consolidated Statements of Operations
for the three months ended August 31, 2001
and 2000 (unaudited)                                                     3

Condensed Consolidated Statements of Cash Flow for
the three months ended August 31, 2001
and 2000 (unaudited)                                                     4

Notes to the Condensed Consolidated Financial
Statements (Unaudited)                                                   5 - 7

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 AUGUST 31,2001

ASSETS

Current assets:
    Cash                                                                         $   133,266
    Accounts receivable, less allowance for doubtful accounts
        of $44,888                                                                   164,718
    Inventory                                                                         41,812
                                                                                 -----------

        Total current assets                                                         339,796

Property, plant and equipment, net of accumulated
    depreciation of $614,779                                                       2,694,329

Other assets:
    Equipment deposit                                                              1,322,571
    Goodwill, net                                                                    634,500
    Other                                                                             12,899
                                                                                 -----------
                                                                                 $ 5,004,095
                                                                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of notes payable                                             $ 2,506,363
    Current portion of capital lease obligation payable                               17,400
    Accrued interest payable                                                         263,212
    Accounts payable and accrued expenses                                          1,208,880
                                                                                 -----------

        Total current liabilities                                                  3,995,855
                                                                                 -----------

Long term liabilities:
    Long-term debt less current portion                                              738,542
    Long-term capital lease obligation less current portion                           19,366
                                                                                 -----------

                                                                                     757,908
                                                                                 -----------

Stockholders' equity:
    Preferred stock, $.001 par value, 9,991,000 shares authorized;
        no shares issued and outstanding                                                --
    Preferred stock, Series C, $.001 par value, 9,000 shares authorized;
        5,913 issued and outstanding                                                       6
    Common stock, $.001 par value, 50,000,000 shares authorized,
        9,440,956 shares issued and outstanding                                        9,441
    Additional paid-in capital                                                     8,472,891
    Comprehensive income                                                              12,205
    Accumulated deficit                                                           (8,244,211)
                                                                                 -----------

        Total stockholders' equity                                                   250,332
                                                                                 -----------

                                                                                 $ 5,004,095
                                                                                 ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AND 2000

                                                     For the three months ended
                                                             August 31,
                                                      2001                2000
                                                      ----                ----
Revenue                                           $   816,438          $   862,851
Cost of sales                                         867,327              907,651
                                                  -----------          -----------

Gross loss                                            (50,889)             (44,800)

   Selling, general and administrative                520,611              989,745
                                                  -----------          -----------

Operating loss                                       (571,500)          (1,034,545)
                                                  -----------          -----------

Other income (expenses):
   Interest expense                                   (63,625)            (148,345)
   Interest income                                        188                  509
                                                  -----------          -----------

                                                      (63,437)            (147,836)
                                                  -----------          -----------


Net loss                                             (634,937)          (1,182,381)

Preferred stock dividend                              (59,611)             (18,000)
                                                  -----------          -----------

Net loss available to common stockholders         $  (694,548)         $(1,200,381)
                                                  ===========          ===========


Net loss per share, basic and diluted             $     (0.07)         $     (1.23)
                                                  ===========          ===========


Weighted average shares outstanding                 9,440,956              978,827
                                                  ===========          ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AND 2000

                                                                  For the three months ended
                                                                           August 31,
                                                                   2001                 2000
                                                                   ----                 ----
Cash flows from operating activities:
Net loss                                                       $  (634,937)         $(1,182,381)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                 63,207               75,573
      Foreign currency exchange rate gain (loss)                    68,216               (4,437)
      Issuance of common stock for debt conversion and
         release of an unasserted claim                               --                656,604
      Changes in assets and liabilities
        Accounts receivable                                        (29,419)             (37,113)
        Inventory                                                    7,442                5,706
        Other assets                                                  --                (24,524)
        Accounts payable and accrued expenses                      301,641              128,763
                                                               -----------          -----------

     Net cash used in operations                                  (223,850)            (381,809)
                                                               -----------          -----------

Cash flows from investing activities:
      Purchase of equipment                                        (19,632)             (60,713)
      Proceeds from equipment                                       40,000                 --
      Deposit on new equipment                                    (104,161)            (161,555)
                                                               -----------          -----------

     Net cash used in investing activities                         (83,793)            (222,268)
                                                               -----------          -----------

Cash flows from financing activities:
       Proceeds from loans payable                                 480,775              150,000
       Payments on loans payable                                   (41,337)            (101,736)
       Proceeds from sale of common stock                             --                575,000
                                                               -----------          -----------
     Net cash provided by financing activities                     439,438              623,264
                                                               -----------          -----------

Net decrease in cash                                               131,795               19,187

Cash at beginning of period                                          1,471                9,732
                                                               -----------          -----------

Cash at end of period                                          $   133,266          $    28,919
                                                               ===========          ===========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                   $     4,965          $    53,335
                                                               ===========          ===========
    Cash paid during the period for taxes                      $      --            $      --
                                                               ===========          ===========

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                              AMERICAN GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 August 31, 2001

Note 1 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended August 31, 2001 are not necessarily indicative of the results that may be expected for the year ending May 31, 2002.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 2001 as filed with the Securities and Exchange Commission.

Note 2 - Going Concern

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity capital and commencing profitable operations. During the interim, the Company must continue to operate on cash flows generated from loans, raising capital, and internally generated cash flow. The Company experienced net losses available to common stockholders of $694,548 for the three months ended August 31, 2001, and has a negative working capital of $3,656,059 at August 31, 2001. In addition, the note payable to purchase the Canadian peat bog, one of the Company's principal suppliers, is delinquent. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Introduction

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity capital and commencing profitable operations. While pursuing equity capital, the Company must continue to operate on cash flow generated from operations and financing activity. The Company experienced a net loss available to common stockholders of $694,548 for the three months ended August 31, 2001 and has a negative working capital of $3,656,059. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are to raise capital, become profitable by integrating its operations with Torland and increase efficiency by relocating its operations into a new state of the art soil blending facility near Homestead, Florida, close to the major portion of its customer base. Additionally, the Company plans, along with the integration with Torland, to begin utilizing this state of the art soil blending plant, which management believes will substantially decrease its operating costs. Management believes these efforts will generate positive cash flow.


Three months Ended August 31, 2001 compared to for the three months ended August 31, 2000

Revenues for the three months ended August 31, 2001 were $816,438 compared to $862,851 for the three months ended August 31, 2000. The decrease in sales can be attributed to a decrease of sales at LPS. Gross loss margins as a percentage of revenues for the three months ended August 31, 2001 and 2000 was (6.2%) and (5.2%), respectively. The decrease in the gross margin can be attributed to increased labor and material costs as a percentage of sales. The Company's current facility is not adequate to handle the volume of business currently in place. Due to the Company's poor cash flow during the three months ended August 31, 2001, the Company was unable to avail itself of any purchasing discounts that would have otherwise been available had the Company been able to make commitments to purchase products at greater amounts. The Company estimates that the price of material is 20% higher than the price that could be obtained if the Company were able to take advantage of volume price concessions. The Company is currently relocating to Homestead, FL where it is expected to reverse the negative gross profit trend. Operating expenses for the three months ended August 31, 2001 and 2000 were $520,611 and $989,745, respectively, consisting of selling, general and administrative expenses. For the three months ended August 31, 2000 operating expenses include a payment-in-kind of preferred stock valued at the stated value of $800 per share, which amounted to approximately $600,344. The net losses available to common stockholders for the three months ended August 31, 2001 and 2000 were $694,548 and $1,200,381, respectively. The increase is due to the payment-in-kind of preferred stock valued at the stated value of $800 per share which amounted to approximately $600,344 and the issuance of 300,000 share of the Company's common stock, valued at $56,260 (market value), in exchange for the retirement of certain warrants issued in connection with convertible debt and the extension for payment of this debt during the three months ended August 31, 2000.

         At August 31, 2001, the Company had cash and cash equivalents of $133,266, which was an increase of $131,795 compared to the cash held at May 31, 2001. During the three months ended August 31, 2001, the Company used net cash for operations of $223,850, which was primarily due to the Company's operating loss. This was funded by additional borrowings and issuance of stock. In addition, the Company had a working capital deficit of $3,656,059 at August 31, 2001.

Qualitative Discussion

         The Company believes that LPS' present operations will require LPS obtain additional capital during the next twelve months. One of the Company's objectives for the next twelve months is to increase the capital base of LPS, so that LPS can increase the scope of its operation with the construction of its new soil blending facility, and to acquire additional soil blending capacity. It is unknown at this time whether the Company will be successful in raising capital on reasonable terms for the purpose of increasing the capital base of LPS. Accordingly, the Company anticipates that there would be a significant increase in the number of its employees at the operating unit or subsidiary level, at such time, if any, that acquisitions may be consummated. The Company has been unable to meet its cash requirements for its current operations through internal cash flow in the prior twelve months. These requirements were only met by the additional sale of stock. The Company believes that LPS' cash requirements for LPS' current operations, excluding capital requirements for the construction of its new soil blending facility, can be met through LPS' internal cash flow from operations. The Company's other cash requirements would be in connection with additional capital for LPS' growth, if any, in an amount not yet determined. The Company must pay $921,283 in connection with the acquisition of Torland.

         Until such time as the operating results of the Company improve sufficiently, the Company must obtain outside financing to fund the expansion of the business and to meet the obligations of the Company as they become due. Any additional debt or equity financing may be dilutive to the interests of the stockholders of the Company. Such outside financing must be provided from the sale of equity securities, borrowings, or other sources of third party financing in order for the Company to expand its operations.Further, the sale of equity securities could dilute the Company's existing stockholders' interest, and borrowings from third parties could result in assets of the Company being pledged as collateral and loan terms which would increase its debt service requirements and could restrict the Company's operations. There is no assurance that capital will be available from any of these sources, or, if available, upon terms and conditions acceptable to the Company.

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

         None.

Item 5. Other Information.

         None.


Item 6. Exhibits and Report on Form 8-K.

         (a) Exhibits.

No.                        Description
---                        -----------


         (b) Reports on Form 8-K.

         On June 18, 2001 we filed Form 8-K, Item 5 whereby we announced our postion regarding the recent increase in trading activity and share volume of our stock. We stated that we are unaware of and had no knowledge of any event that would cause or result in trading of that nature.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          American Group, Inc.,
                                          a Nevada corporation

Date: October 17, 2001                    By: /s/ Robert I. Claire
                                              ---------------------
                                              Robert I. Claire,
                                              President