Form 10QSB
period 2001-11-30
AMERICAN GROUP INC/FL
filed 2002-01-22
CIK 1083004

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended November 30, 2001

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

         Yes (x) No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of January 10, 2001 the registrant had issued and outstanding 9,440,956 shares of common stock. Transitional Small Business Disclosure Format (check one);

         Yes ( ) No (x)

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

                                                                        Page No.
                                                                        --------
Condensed Consolidated Balance Sheets at
November 30, 2001(unaudited)                                             2

Condensed Consolidated Statements of Operations
for the three and six months ended November 30, 2001
and 2000 (unaudited)                                                     3

Condensed Consolidated Statements of Cash Flow for
the six months ended November 30, 2001
and 2000 (unaudited)                                                     4

Notes to the Condensed Consolidated Financial
Statements (Unaudited)                                                   5 - 7

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                NOVEMBER 30, 2001
                                  (Unaudited)

ASSETS

Current assets:
    Cash                                                                                        $      119,097
    Accounts receivable, less allowance for doubtful accounts
        of $76,185                                                                                     114,701
    Inventory                                                                                           33,608
                                                                                                --------------

        Total current assets                                                                           267,406

Property, plant and equipment, net of accumulated
    depreciation of $669,947                                                                         2,606,038

Other assets:
    Equipment deposit                                                                                1,407,571
    Goodwill, net                                                                                      629,000
    Other                                                                                               17,238
                                                                                                --------------
                                                                                                $    4,927,253
                                                                                                --------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Current portion of notes payable                                                            $    3,072,291
    Current portion of capital lease obligation payable                                                 18,160
    Accrued interest payable                                                                           315,530
    Accounts payable and accrued expenses                                                            1,253,379
                                                                                                --------------

        Total current liabilities                                                                    4,659,360
                                                                                                --------------
Long term liabilities:
    Long-term debt less current portion                                                                550,673
    Long-term capital lease obligation less current portion                                             16,954
                                                                                                --------------
                                                                                                       567,627
                                                                                                --------------

Stockholders' deficit:
    Preferred stock, $.001 par value, 9,991,000 shares authorized;
        no shares issued and outstanding                                                                     -
    Preferred stock, Series C, $.001 par value, 9,000 shares authorized;
        5,913 issued and outstanding                                                                         6
    Common stock, $.001 par value, 50,000,000 shares authorized,
        9,440,956 shares issued and outstanding                                                          9,441
    Additional paid-in capital                                                                       8,413,928
    Comprehensive income                                                                               109,518
    Accumulated deficit                                                                             (8,832,627)
                                                                                                --------------

        Total stockholders' deficit                                                                   (299,734)
                                                                                                --------------
                                                                                                $    4,927,253
                                                                                                --------------


The accompanying notes are an integral part of these consolidated financial statements.

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000
                                  (Unaudited)

                                                                             For the six months ended
                                                                                    November 30,
                                                                              2001              2000
                                                                              ----              ----

Revenue                                                                $      1,479,591   $     1,842,537
Cost of sales                                                                 1,551,066         1,959,831
                                                                        ---------------   ---------------

Gross loss                                                                      (71,475)         (117,294)

   Selling, general and administrative                                        1,016,299           914,127
                                                                        ---------------   ---------------

Operating loss                                                               (1,087,774)       (1,031,421)
                                                                        ---------------   ---------------
Other income (expenses):
   Interest expense                                                            (136,468)         (322,236)
   Interest income                                                                  889               718
                                                                        ---------------   ---------------

                                                                               (135,579)         (321,518)
                                                                        ---------------   ---------------

Loss before extraordinary item                                               (1,223,353)       (1,352,939)

Extraordinary item                                                                    -          (248,127)
                                                                        ---------------   ---------------

Net loss                                                                     (1,223,353)       (1,601,066)

Preferred stock dividend and other charges                                     (118,574)         (668,343)
                                                                        ---------------   ---------------

Net loss available to common stockholders                               $    (1,341,927)  $    (2,269,409)
                                                                        ===============   ===============

Loss before extraordinary item                                          $          (.14)  $         (1.38)

Extraordinary item                                                                    -              (.94)
                                                                        ---------------   ---------------

Net loss per share, basic and diluted                                   $         (0.14)  $         (2.32)
                                                                        ===============   ===============

Weighted average shares outstanding                                           9,440,956           979,569
                                                                        ===============   ===============















The accompanying notes are an integral part of these consolidated financial statements.

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000
                                  (Unaudited)

                                                                           For the three months ended
                                                                                   November 30,
                                                                            2001                 2000
                                                                            ----                 ----
Revenue                                                               $      663,153        $     979,686
Cost of sales                                                                683,739            1,052,180
                                                                       -------------        -------------

Gross loss                                                                   (20,586)             (72,494)

   Selling, general and administrative                                       495,688              524,724
                                                                       -------------        -------------

Operating loss                                                              (516,274)            (597,218)
                                                                       -------------        -------------
Other income (expenses):
   Interest expense                                                          (72,843)            (173,891)
   Interest income                                                               701                  209
                                                                       -------------        -------------

                                                                             (72,142)            (173,682)
                                                                       -------------        -------------

Loss before extraordinary item                                              (588,416)            (770,900)

Extraordinary item                                                                 -              (40,000)
                                                                        ---------------   ---------------

Net loss                                                                    (588,416)            (810,900)

Preferred stock dividend and other charges                                   (58,963)            (276,128)
                                                                       -------------        -------------

Net loss available to common stockholders                              $    (647,379)       $  (1,087,028)
                                                                       =============        =============

Loss before extraordinary item                                         $        (.07)       $       (1.07)

Extraordinary item                                                                 -                 (.04)
                                                                        ------------        -------------

Net loss per share, basic and diluted                                  $       (0.07)       $       (1.11)
                                                                       =============        =============

Weighted average shares outstanding                                        9,440,956              985,750
                                                                       =============        =============














The accompanying notes are an integral part of these consolidated financial statements.

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000
                                  (Unaudited)


                                                                                For the six months ended
                                                                                       November 30,
                                                                               2001                 2000
                                                                               ----                 ----
Cash flows from operating activities:
Net loss                                                               $    (1,223,353)        $  (2,251,409)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                            123,875               313,858
      Foreign currency exchange rate gain (loss)                               198,652
      Issuance of common stock for debt conversion and
         release of an unasserted claim                                              -             1,274,732
      Changes in assets and liabilities
        Accounts receivable                                                     20,598              (110,812)
        Inventory                                                               15,646                 1,784
        Other assets                                                                 -               (44,529)
        Accounts payable and accrued expenses                                  339,495               224,396
                                                                       ---------------         -------------

     Net cash used in operations                                              (525,087)             (591,980)
                                                                       ---------------         -------------
Cash flows from investing activities:
      Purchase of equipment                                                    (19,632)                    -
      Proceeds from equipment                                                   40,000                     -
      Deposit on new equipment                                                (193,500)             (261,079)
                                                                       ---------------         -------------

     Net cash used in investing activities                                    (173,132)             (261,079)
                                                                       ---------------         -------------
Cash flows from financing activities:
       Proceeds from loans payable                                             823,928               326,669
       Payments on loans payable                                                (8,083)              (48,357)
       Proceeds from sale of common stock                                            -               575,000
                                                                       ---------------         -------------

     Net cash provided by financing activities                                 815,845               853,312
                                                                       ---------------         -------------

Net decrease in cash                                                           117,626                   253

Cash at beginning of period                                                      1,471                 9,732
                                                                       ---------------         -------------

Cash at end of period                                                  $       119,097         $       9,985
                                                                       ===============         =============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                           $         9,930         $      55,045
                                                                       ===============         =============
    Cash paid during the period for taxes                              $             -         $           -
                                                                       ===============         =============





The accompanying notes are an integral part of these consolidated financial statements

                              AMERICAN GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                November 30, 2001

Note 1 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principals generally accepted in the United States of America. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended November 30, 2001 are not necessarily indicative of the results that may be expected for the year ending May 31, 2002.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 2001 as filed with the Securities and Exchange Commission.

Note 2 - Going Concern

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity capital and commencing profitable operations. During the interim, the Company must continue to operate on cash flows generated from loans, raising capital, and internally generated cash flow. The Company experienced net losses available to common stockholders of $1,341,927 for the six months ended November 30, 2001, and has a negative working capital of $4,391,954 at November 30, 2001. In addition, the note payable to the former owners of the Canadian peat bog is delinquent. This note is collateralized by the peat bog and default of this note may result in the Company forfeiting this asset. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3 - Prior Period Restatement

         The previously issued interim financial statements for the six month period ended November 30, 2000 did not reflect charges in connection with the preferred stock issuance and early extinguishment of debt as a preferred stock charge and extraordinary item. The Company restated its financial statements to reclassify the charges from selling, general and administrative expenses to preferred stock charges of $650,343 and an extraordinary item of $248,127 for the six month period. This reclassification resulted in an decrease in the net loss of $650,343 and an increase in the extraordinary charge of $248,127, but had no effect on the net loss available to common stockholders.

         The previously issued interim financial statements for the three month period ended November 30, 2000 did not reflect charges in connection with the preferred stock issuance and early extinguishment of debt as a preferred stock charge and extraordinary item. The Company restated its financial statements to reclassify the charges from selling, general and administrative expenses to preferred stock charges of $258,128 and an extraordinary item of $40,000 for the three month period. This reclassification resulted in an decrease in the net loss of $258,128 and extraordinary charge of $40,000, but had no effect on the net loss available to common stockholders.

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

Introduction

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity capital and commencing profitable operations. While pursuing equity capital, the Company must continue to operate on cash flows generated from operations and financing activity. The Company experienced a net loss available to common stockholders of $1,341,927 for the six months ended November 30, 2001 and has a negative working capital of $4,391,954. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are to raise capital, become profitable by integrating its operations with Torland and increase efficiency by relocating its operations into a new state of the art soil blending facility near Homestead, Florida, close to the major portion of its customer base. Additionally, the Company plans, along with the integration with Torland, to begin utilizing this state of the art soil blending plant, which management believes will substantially decrease its operating costs. Management believes these efforts will generate positive cash flow.


Six months Ended November 30, 2001 compared to for the six months ended November 30, 2000

Revenues for the six months ended November 30, 2001 were $1,479,591 compared to $1,842,537 for the six months ended November 30, 2000. The decrease in sales can be attributed to a decrease of sales at LPS. Gross loss margins as a percentage of revenues for the six months ended November 30, 2001 and 2000 were (4.8%) and (6.4%), respectively. The Company's current facility is not adequate to handle the volume of business currently in place. Due to the Company's poor cash flow during the six months ended November 30, 2001, the Company was unable to avail itself of any purchasing discounts that would have otherwise been available had the Company been able to make commitments to purchase products at greater amounts. The Company estimates that the price of material is 20% higher than the price that could be obtained if the Company were able to take advantage of volume price concessions. The Company will relocate to Homestead, FL where it is expected to reverse the negative gross profit trend. Operating expenses for the six months ended November 30, 2001 and 2000 were $1,016,299 and $914,127, respectively, consisting of selling, general and administrative expenses. The net losses available to common stockholders for the six months ended November 30, 2001 and 2000 were $1,341,927 and $2,269,409, respectively. The decrease in the loss is due to the preferred stock charge of approximately $1,218,472 and the extraordinary item for early extinguishment of debt amounting to $56,550 during the six months ended November 30, 2000.

Three months Ended November 30, 2001 compared to for the three months ended November 30, 2000

Revenues for the three months ended November 30, 2001 were $663,153 compared to $979,686 for the three months ended November 30, 2000. The decrease in sales can be attributed to a decrease of sales at LPS. Gross loss margins as a percentage of revenues for the three months ended November 30, 2001 and 2000 were (3.1%) and (7.4%), respectively. The Company's current facility is not adequate to handle the volume of business currently in place. Due to the Company's poor cash flow during the three months ended November 30, 2001, the Company was unable to avail itself of any purchasing discounts that would have otherwise been available had the Company been able to make commitments to purchase products at greater amounts. The Company estimates that the price of material is 20% higher than the price that could be obtained if the Company were able to take advantage of volume price concessions. The Company will relocate to Homestead, FL where it is expected to reverse the negative gross profit trend. Operating expenses for the three months ended November 30, 2001 and 2000 were $495,688 and $524,724, respectively, consisting of selling, general and administrative expenses. The net losses available to common stockholders for the three months ended November 30, 2001 and 2000 were $647,379 and $1,087,028, respectively. The decrease in the loss is due to the preferred stock charge of approximately $618,128 and the extraordinary item for early extinguishment of debt amounting to $56,550 during the three months ended November 30, 2000.


         At November 30, 2001, the Company had cash and cash equivalents of $119,097, which was an increase of $117,626 compared to the cash held at May 31, 2001. During the six months ended November 30, 2001, the Company used net cash for operations of $525,087, which was primarily due to the Company's operating loss. This was funded by additional borrowings and issuance of stock. In addition, the Company had a working capital deficit of $4,391,954 at November 30, 2001.

Qualitative Discussion

         We believe that our present operations will require us to obtain additional capital during the next twelve months. One of our objectives for the next twelve months is to increase our capital base so that we can increase the scope of our operations with the completion of our new soil blending facility, and to acquire additional soil blending capacity. It is unknown at this time whether we will be successful in raising capital at reasonable terms. We have been unable to meet our cash requirements for our current operations through internal cash flow in the prior twelve months. These requirements were only met by the additional sale of stock or borrowings. We believe that the cash requirements for our current operations during the next twelve months, excluding capital requirements for the construction of our new soil blending facility, can be met through LPS's internal cash flow from operations. We believe that the operations from the new facility will dramatically change our cash flow so as to have our cash flow needs provided by operations. Until such time we will need to generate loans and raise capital in order to continue to operate. Our other cash requirements would be in connection with additional capital for our growth, if any, in an amount not yet determined. In addition Torland will continue to sell its sphagnum peat moss product to other customers. We must pay $921,283 in connection with the acquisition of Torland.

         Until such time as our operating results improve sufficiently, we must obtain outside financing to fund the expansion of our business and to meet our obligations. Any additional debt or equity financing may be dilutive to the interests of our stockholders. Such outside financing must be provided from the sale of equity securities, borrowing, or other sources of third party financing in order for us to expand our operations. Further, the sale of equity securities could dilute our existing stockholders' interest. Our current financial situation precludes future borrowings against assets already encumbered. There is no assurance that capital will be available, or, if available, at terms and conditions acceptable to us.

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

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          American Group, Inc.,
                                          a Nevada corporation

Date: January 17, 2001                    By: /s/ Robert I. Claire
                                              ---------------------
                                              Robert I. Claire,
                                              President