Form 10QSB
period 2002-02-28
AMERICAN GROUP INC/FL
filed 2002-04-19
CIK 1083004

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2002

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

             5295 Town Center Road Third Floor, Boca Raton, FL 33486
             -------------------------------------------------------
                    (Address of principal executive offices)

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

         Yes ( ) No (x)

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

                                                                        Page No.
                                                                        --------
Condensed Consolidated Balance Sheet at
February 28, 2002(unaudited)                                             F-2

Condensed Consolidated Statements of Operations
for the three months ended February 28, 2002
and 2001 (unaudited)                                                     F-3

Condensed Consolidated Statements of Operations
for the nine months ended February 28, 2002
and 2001 (unaudited)                                                     F-4

Condensed Consolidated Statements of Cash Flow for
the nine months ended February 28, 2002
and 2001 (unaudited)                                                     F-5

Notes to the Condensed Consolidated Financial
Statements (Unaudited)                                                     2

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                FEBRUARY 28, 2002

ASSETS

Current assets:
    Cash                                                                   $       818
    Accounts receivable, less allowance for doubtful accounts
        of $10,000                                                              13,028
    Inventory                                                                   42,885
                                                                           -----------

        Total current assets                                                    56,731

Property, plant and equipment, net of accumulated
    depreciation of $721,064                                                 2,492,831

Other assets:
    Equipment deposit                                                        1,507,571
    Goodwill, net                                                              629,000
    Other                                                                       17,599
                                                                           -----------

                                                                           $ 4,703,732
                                                                           ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Current portion of notes payable                                       $ 3,313,679
    Current portion of capital lease obligation payable                         18,953
    Accrued interest payable                                                   397,233
    Accounts payable and accrued expenses                                    1,270,608
                                                                           -----------

        Total current liabilities                                            5,000,473
                                                                           -----------

Long term liabilities:
    Long-term debt less current portion                                        586,182
    Long-term capital lease obligation less current portion                      9,485
                                                                           -----------

                                                                               595,667
                                                                           -----------


Stockholders' deficit:
    Preferred stock, $.001 par value, 9,991,000 shares authorized;
        no shares issued and outstanding                                            --
    Preferred stock, Series C, $.001 par value, 9,000 shares authorized;
        5,913 issued and outstanding                                                 6
    Common stock, $.001 par value, 50,000,000 shares authorized,
        9,440,956 shares issued and outstanding                                  9,441
    Additional paid-in capital                                               8,355,612
    Comprehensive income                                                        57,433
    Accumulated deficit                                                     (9,314,900)
                                                                           -----------

        Total stockholders' deficit                                           (892,408)
                                                                           -----------

                                                                           $ 4,703,732
                                                                           ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED FEBRUARY 28, 2002 AND 2001


                                              For the three months ended
                                                     February 28,
                                                 2002          2001
                                                 ----          ----


Revenue                                     $   339,000    $   516,063
Cost of sales                                   420,412        547,405
                                            -----------    -----------

Gross loss                                      (81,412)       (31,342)

   Selling, general and administrative          311,767        471,171
                                            -----------    -----------

Operating loss                                 (393,179)      (502,513)
                                            -----------    -----------

Other income (expenses):
   Interest expense                             (90,501)      (108,839)
   Interest income                                1,407             55
                                            -----------    -----------

                                                (89,094)      (108,784)
                                            -----------    -----------

Net loss                                       (482,273)      (611,297)

Preferred stock dividend                        (58,342)       (18,000)
                                            -----------    -----------


Net loss available to common stockholders   $  (540,615)   $  (629,297)
                                            ============   ===========

Earnings per share

Net loss                                          (0.05)         (0.62)

Preferred stock dividend and other
  charges                                         (0.01)         (0.02)
                                            -----------    -----------

Net loss available to common stockholders,
  basic and fully diluted                   $     (0.06)   $     (0.64)
                                            ===========    ===========


Weighted average shares outstanding           9,440,956        985,750
                                            ===========    ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001


                                            For the nine months ended
                                                   February 28,
                                               2002            2001
                                               ----            ----


Revenue                                     $ 1,818,591    $ 2,358,600
Cost of sales                                 1,971,478      2,507,236
                                            -----------    -----------

Gross loss                                     (152,887)      (148,636)

   Selling, general and administrative        1,328,066      1,403,298
                                            -----------    -----------

Operating loss                               (1,480,953)    (1,551,934)
                                            -----------    -----------

Other income (expenses):
   Interest expense                            (226,969)      (431,075)
   Interest income                                2,296            773
                                            -----------    -----------

                                               (224,673)      (430,302)
                                            -----------    -----------

Loss before extraordinary item               (1,705,626)    (1,982,236)

Extraordinary item                                            (248,127)
                                            -----------    -----------

Net loss                                     (1,705,626)    (2,230,363)


Preferred stock dividend                       (176,889)      (668,343)
                                            -----------    -----------

Net loss available to common stockholders   $(1,882,515)   $(2,898,706)
                                            ===========    ===========

Earnings per share

Loss before extraordinary item              $     (0.18)   $     (2.02)

Extraordinary item                                   --          (0.25)
                                            -----------    -----------

Net loss                                          (0.18)         (2.27)

Preferred stock dividend and other
  charges                                         (0.02)         (0.68)
                                            -----------    -----------

Net loss available to common stockholders,
  basic and fully diluted                   $     (0.20)   $     (2.95)
                                            ===========    ===========

Weighted average shares outstanding           9,440,956        981,614
                                            ===========    ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMERICAN GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001

                                                          For the nine months ended
                                                                February 28,
                                                            2002           2001
                                                            ----           ----
Cash flows from operating activities:
Net loss                                                 $(1,705,626)   $(2,862,706)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                          250,573        391,172
      Foreign currency exchange rate gain (loss)             113,444             --
      Issuance of common stock for debt conversion and
         release of an unasserted claim                           --      1,274,732
      Changes in assets and liabilities
        Accounts receivable                                  122,271          4,116
        Inventory                                              6,369         28,343
        Other assets                                              --       (149,707)
        Accounts payable and accrued expenses                380,111        287,856
                                                         -----------    -----------

     Net cash used in operations                            (832,858)    (1,026,194)
                                                         -----------    -----------

Cash flows from investing activities:
      Proceeds from sale of equipment                         40,000             --
      Deposit on new equipment                              (293,861)      (359,810)
                                                         -----------    -----------

     Net cash used in investing activities                  (253,861)      (359,810)
                                                         -----------    -----------

Cash flows from financing activities:
       Proceeds from loans payable                         1,100,825        893,951
       Payments on loans payable                             (14,759)       (77,250)
       Proceeds from sale of common stock                         --        575,000
                                                         -----------    -----------

     Net cash provided by financing activities             1,086,066      1,391,701
                                                         -----------    -----------

Net decrease in cash                                            (653)         5,697

Cash at beginning of period                                    1,471          9,732
                                                         -----------    -----------

Cash at end of period                                    $       818    $    15,429
                                                         ===========    ===========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest             $     9,930    $    63,235
                                                         ===========    ===========
    Cash paid during the period for taxes                $        --    $        --
                                                         ===========    ===========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                              AMERICAN GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                February 28, 2002

Note 1 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended February 28, 2002 are not necessarily indicative of the results that may be expected for the year ending May 31, 2002.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 2001 as filed with the Securities and Exchange Commission.

Note 2 - Going Concern

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity capital and commencing profitable operations. During the interim, the Company must continue to operate on cash flows generated from loans, raising capital, and internally generated cash flow. The Company experienced net losses available to common stockholders of $1,882,515 for the nine months ended February 28, 2002, and has a negative working capital of $4,943,742 at February 28, 2002. In addition, the note payable to purchase the Canadian peat bog, one of the Company's principal suppliers, is delinquent. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


Note 3. Legal Proceedings.

         On March 26, 2002, the Company and its President were served with a lawsuit filed in the Circuit Court of Palm Beach County Florida styled Gittelstob vs American Group, Inc. and Robert I. Claire seeking the enforcement of a guaranty of an obligation owed to a third party by Eric W. Deckinger the president of LPS Acquisition Corp. and a member of its Board of Directors in the amount of $352,500. The Company believes the filing to be premature and will defend the lawsuit vigorously. The Company gives no assurance that it will prevail. A judgment against the Company could have a material adverse effect on the Company.

In March 2002, the Company received notice of acceleration and default of payment of four (4) operating equipment leases for equipment utilized at its Boynton Beach, Florida plant. The equipment utilized is essential to the production of soil-mixes distributed by the Company. The loss of such equipment would impair the Company's ability to meet its customers demands which could have a material adverse effect on the Company.

On March 4, 2002, the Company received written notice that the bank with which it has an operating line of credit was closed by the Federal Deposit Insurance Corporation as Receiver. Under powers afforded Receivers under Federal banking laws, the Receiver disaffirmed its contractual obligations under the line of credit. While the Company is in the process of determining whether it has a claim against the Receiver, the Company's inability to open a line of credit with another financial institution could have a material adverse effect on the Company.

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

Introduction

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity capital and commencing profitable operations. While pursuing equity capital, the Company must continue to operate on cash flow generated from operations and financing activity. The Company experienced a net loss available to common stockholders of $1,705,626 for the nine months ended February 28, 2002 and has a negative working capital of $4,943,742 at February 28, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are to raise capital, become profitable by integrating its operations with Torland and increase efficiency by relocating its operations into a new state of the art soil blending facility near Homestead, Florida, close to the major portion of its customer base. Additionally, the Company plans, along with the integration with Torland, to begin utilizing this state of the art soil blending plant, which management believes will substantially decrease its operating costs. Management believes these efforts will generate positive cash flow.


Nine months Ended February 28, 2002 compared to the nine months ended February 28, 2001

Revenues for the nine months ended February 28, 2002 were $1,818,591 compared to $2,358,600 for the nine months ended February 28, 2001. The decrease in sales can be attributed to a decrease of sales at LPS. Gross loss margins as a percentage of revenues for the nine months ended February 28, 2002 and 2001 was (8.4%) and (6.3%), respectively. The Company's current facility is not adequate to handle the volume of business currently in place. Due to the Company's poor cash flow during the nine months ended February 28, 2002, the Company was unable to avail itself of any purchasing discounts that would have otherwise been available had the Company been able to make commitments to purchase products at greater amounts. The Company estimates that the price of material is 20% higher than the price that could be obtained if the Company were able to take advantage of volume price concessions. The Company is currently relocating to Homestead, FL where it is expected to reverse the negative gross profit trend. Operating expenses for the nine months ended February 28, 2002 and 2001 were $1,328,066 and $1,403,298, respectively, consisting of selling, general and administrative expenses. The net losses available to common stockholders for the nine months ended February 28, 2002 and 2001 were $1,882,515 and $2,898,706, respectively. The decrease is due to the payment-in-kind of preferred stock valued at the stated value of $800 per share which amounted to approximately $1,218,472 and the issuance of 300,000 shares of the Company's common stock, valued at $56,550 (market value), in exchange for the retirement of certain warrants issued in connection with convertible debt and the extension for payment of this debt during the nine months ended February 28, 2001.

Three months Ended February 28, 2002 compared to the three months ended February 28, 2001

Revenues for the three months ended February 28, 2002 were $339,000 compared to $516,063 for the three months ended February 28, 2001. The decrease in sales can be attributed to a decrease of sales at LPS. Gross loss margin as a percentage of revenues for the three months ended February 28, 2002 and 2001 was (24.0%) and (6.1%), respectively. The Company's current facility is not adequate to handle the volume of business currently in place. Due to the Company's poor cash flow during the three months ended February 28, 2002, the Company was unable to avail itself of any purchasing discounts that would have otherwise been available had the Company been able to make commitments to purchase products at greater amounts. The Company estimates that the price of material is 20% higher than the price that could be obtained if the Company were able to take advantage of volume price concessions. The Company is currently relocating to Homestead, FL where it is expected to reverse the negative gross profit trend. Operating expenses for the three months ended February 28, 2002 and 2001 were $311,767 and $471,171, respectively, consisting of selling, general and administrative expenses. The net losses available to common stockholders for the three months ended February 28, 2002 and 2001 were $540,615 and $629,297, respectively.

         At February 28, 2002, the Company had cash and cash equivalents of $818, which was an decrease of $653 compared to the cash held at May 31, 2001. During the nine months ended February 28, 2002 the Company used net cash from operations of $832,858, which was primarily due to the Company's operating loss. This was funded by additional borrowings. In addition, the Company had a working capital deficit of $4,943,742 at February 28, 2002.

Qualitative Discussion

We believe that our present operations will require us to obtain additional capital during the next twelve months. One of our objectives for the next twelve months is to increase our capital so that we can increase the scope of our operations with the completion of our new soil blending facility, and to acquire additional soil blending facilities. It is unknown at this time whether we will be successful in raising capital at reasonable terms. We have been unable to meet our cash requirements for our current operations through internal cash flow in the prior twelve months. These requirements were only met by the additional sale of stock or borrowings. We believe that the cash requirements for our current operations during the next twelve months, excluding capital requirements for completion of construction of our new soil blending facility, can be met through LPS's internal cash flow from operations. We believe that the operations from the new facility will change our cash flow so as to have our cash flow needs provided by operations. Until that time we will need to generate loans and raise capital in order to continue to operate. Our other cash requirements would be in connection with additional capital for our growth, if any, in an amount not yet determined. In addition, Torland will continue to sell its sphagnum peat moss product to other customers. We must pay $921,283, plus interest, in connection with the acquisition of Torland.

Until such time as our operating results improve sufficiently, we must obtain outside financing to fund our operations and to meet our obligations. Any additional debt or equity financing may be dilutive to the interests of our stockholders. Such outside financing must be provided from the sale of equity securities, borrowing, or other sources of third party financing in order for us to expand our operations. Further, the sale of equity securities could dilute our existing stockholders' interest, and borrowings from third parties could result in our assets being pledged as collateral and loan terms which would increase our debt service requirements and could restrict our operations. There is no assurance that capital will be available from any of these sources, or, if available, at terms and conditions acceptable to us.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         On March 26, 2002, the Company and its President were served with a lawsuit filed in the Circuit Court of Palm Beach County Florida styled Gittelstob vs American Group, Inc. and Robert I. Claire seeking the enforcement of a guaranty of an obligation owed to a third party by Eric W. Deckinger the president of LPS Acquisition Corp. and a member of its Board of Directors in the amount of $352,500. The Company believes the filing to be premature and will defend the lawsuit vigorously. The Company gives no assurance that it will prevail. A judgment against the Company could have a material adverse effect on the Company.

In March 2002, the Company received notice of acceleration and default of payment of four (4) operating equipment leases for equipment utilized at its Boynton Beach, Florida plant. The equipment utilized is essential to the production of soil-mixes distributed by the Company. The loss of such equipment would impair the Company's ability to meet its customers demands which could have a material adverse effect on the Company.

On March 4, 2002, the Company received written notice that the bank with which it has an operating line of credit was closed by the Federal Deposit Insurance Corporation as Receiver. Under powers afforded Receivers under Federal banking laws, the Receiver disaffirmed its contractual obligations under the line of credit. While the Company is in the process of determining whether it has a claim against the Receiver, the Company's inability to open a line of credit with another financial institution could have a material adverse effect on the Company.

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


                                        American Group, Inc.,
                                        a Nevada corporation

Date: April 19, 2002                    By: /s/ Robert I. Claire
                                              ---------------------
                                              Robert I. Claire,
                                              President